Form 10QSB
period 2003-06-30
CRAFTY ADMIRAL ENTERPRISES LTD
filed 2003-08-11
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                        FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of June 30, 2003 was 7,000,000. Registrant's original registration statement on Form 10SB and all exhibits thereto, filed under SEC
File Number 0-49725, are incorporated herein by reference.

Registrant's common stock is listed for trading on the Pink Sheets under the symbol, CFYA; however, there is currently no active trading market.

PART I

Financial Information
---------------------

Item 1.  Financial Information

The consolidated financial statements for Crafty Admiral Enterprises, Ltd. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2002.

                       Crafty Admiral Enterprises, Ltd.
                        (A Development Stage Company)
                                Balance Sheet

                              ASSETS
                              ------
                                           June 30     December 31
                                             2003          2002
                                             ----          ----
                                          (Unaudited)   (Audited)
Current Assets
--------------
Cash                                       $ 21,471     $ 28,939
                                           --------     --------
Total Current Assets                         21,471       28,939
                                           --------     --------
Total Assets                               $ 21,471     $ 28,939
                                           ========     ========
                            LIABILITIES
                            -----------
Current Liabilities
-------------------
Accounts Payable                                  -        1,600
Officer Advances                              2,298        2,298
                                           --------     --------
Total Current Liabilities                     2,298        3,898
                                           --------     --------
Total Liabilities                             2,298        3,898

Commitments and Contingencies                     -            -

                        STOCKHOLDERS' EQUITY
                        --------------------
Common Stock                                  7,000        7,000
 25,000,000 authorized preferred
 shares, par value $.001
 7,000,000 shares issues and outstanding

Additional Paid-In-Capital                   43,000       43,000
Accumulated Deficit during the
Development Period                         (30,827)     (24,959)
                                           --------     --------
Total Stockholders' Equity (Deficit)         19,173       25,041
                                           --------     --------
Total Liabilities and Stockholders'Equity  $ 21,471     $ 28,939
                                           ========     ========

The accompanying notes are integral part of the consolidated financial statements.


           Crafty Admiral Enterprises, Ltd.
            (A Development Stage Company)
               Statement of Operations
                     (Unaudited)
                              ------------------------------
                                     Six Months Ended
                                         June 30
                              ------------------------------
                                  2003              2002
                              ==============   =============
Revenues:
---------
Revenues                                  -               -
                              -------------    ------------
 Total Revenues               $           -    $          -

Expenses:
---------
Professional Fees                     1,562             101
Operating Expenses                        -               -
                              -------------    ------------
 Total Expenses                       1,562             101
 Net Income before Taxes      $     (1,562)    $      (101)

Provision for Income Taxes:
---------------------------
Income Tax Benefit                        -               -
 Net Income (Loss)            $     (1,562)    $      (101)
                              =============    =============
Basic and Diluted Earnings
Per Common Share                   (0.0002)         (0.0000)
                              -------------    -------------
Weighted Average number of
Common Shares used in per
share calculations                7,000,000        7,000,000
                              =============    =============

The accompanying notes are integral part of the consolidated financial statements.

                  Crafty Admiral Enterprises, Ltd.
              (A Development Stage Company)
            Statement of Stockholders' Equity
                  As of June 30, 2003
                                                    Accumulated
                                                    Deficit During
                                  $0.001    Paid-In  Development Stockholders'
                         Shares   Par Value Capital   Period      Equity
                         --------- -------- --------  ---------- ------------
Balance, March 6, 2000           - $      - $      -  $        - $         -

Issuance of common stock 2,000,000    2,000    1,000           -       3,000

Net Income (Loss)                                        (2,291)     (2,291)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2000 2,000,000    2,000    1,000     (2,291)         709
                         --------- -------- --------  ---------- -----------
Issuance of common stock 5,000,000    5,000   42,000           -      47,000

Net Income (Loss)                                       (10,571)     (10,571)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2001 7,000,000    7,000   43,000    (12,862)      37,138
                         ========= ======== ========  ========== ===========
Net Income (Loss)                                       (12,097)     (12,097)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2002 7,000,000    7,000   43,000    (24,959)      25,041
                         ========= ======== ========  ========== ===========
Net Income (Loss)                                        (4,306)      (4,306)
                         --------- -------- --------  ---------- -----------
Balance, March 31,2003   7,000,000    7,000   43,000    (29,265)      20,735
                         ========= ======== ========  ========== ============
Net Income (Loss)                                        (1,562)      (1,562)
                         --------- -------- --------  ---------- ------------
Balance, June 30, 2003   7,000,000    7,000   43,000    (30,827)      19,173
                         ========= ======== ========  ========== ============

The accompanying notes are integral part of the consolidated financial statements.

              Crafty Admiral Enterprises, Ltd.
              (A Development Stage Company)
                 Statement of Cash Flows
                       (Unaudited)
                                       ------------------------------
                                          For the Six Months Ended
                                                  June 30
                                       ------------------------------
                                            2003              2002
                                       =============    =============
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                         $  (5,868)       $  (7,382)
Adjustments to reconcile net loss to
net cash provided(used) to
operating activities:
 Increase(Decrease)in Accounts Payable       (1,600)                -
                                          ---------        ----------
 Total Adjustments                           (1,600)                -
                                          ---------        ----------
Net Cash Used in Operating Activities     $  (7,468)       $  (7,382)

Cash Flows from Investing Activities:
-------------------------------------
 Purchase of Mineral Properties                   -                 -
                                          ---------        ----------
Net Cash Used in Investing Activities     $       -                 -
                                          ---------        ----------
Cash Flows from Financing Activiites:
-------------------------------------
 Payments on Stockholder Advance                  -          (10,000)
 Proceeds from Issuance of Stock                  -                 -
 Costs Incured to Raise Capital                   -                 -
                                           ---------        ----------
Net Cash Provided for Financing Activities$        -        $ (10,000)
                                          ----------        ----------
Net Increase(Decrease)in Cash             $  (7,468)        $ (17,382)

Cash Balance, Begin Period                    28,939            49,436
                                          ----------        ----------
Cash Balance, End Period                  $   21,471        $   32,054
                                          ==========        ==========
Supplemental Disclosures:
 Cash Paid for interest                   $       -        $        -
 Cash Paid for income taxes               $       -        $        -
 Stock Issued for Option to Purchase              -                 -
 Stock Issued for Repayment of Shareholder        -                 -

The accompanying notes are integral part of the consolidated financial statements.

                    CRAFTY ADMIRAL ENTERPRISES, LTD.
                     Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
The Company was organized March 6, 2000, under the laws of the State of Nevada. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated to date.

The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 7,000,000 common shares issued and outstanding as of June 30, 2003 and December 31, 2002.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. The officers and directors have committed to advancing the operating costs of the Company interest free.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Fixed Assets
------------
The Company has no fixed assets at this time.

Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting tandards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     CRAFTY ADMIRAL ENTERPRISES, LTD.
                      Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------
Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Segments of an Enterprise and Related Information
-------------------------------------------------
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

                     CRAFTY ADMIRAL ENTERPRISES, LTD.
                      Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------
Recent Accounting Pronouncements
--------------------------------
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Statement ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business.
The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.

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

In July 2002, the FASB issued SFAS No. 146 , Accounting for Costs Associated with Exit or Disposal Activities. SFAS No.
146 replaces "Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

                     CRAFTY ADMIRAL ENTERPRISES, LTD.
                      Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------
Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board ("FASB") Statement No. 107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2002 and 2001.

Note 2  -  Common Stock
-----------------------
In March 2000, the President of the Company acquired 2,000,000 shares of the Company's common stock for $3,000 in cash. In August 2001, a further 5,000,000 shares of the Company's common stock were sold to unrelated parties for $50,000, less $3,000 in offering costs.

Note 3 - Organization Costs
---------------------------
The Company has incurred legal, accounting, and other formation costs. These costs were expenses as incurred.

Note 4  -  Related Parties
--------------------------
While the Company is seeking additional capital through an offering, an officer and shareholder of the Company has advanced funds on behalf of the Company to pay for any costs incurred. The balance of the advances was $12,298 at December 31, 2001.

On March 11, 2002 the company repaid $10,000 leaving a balance owing of $2,298 on June 30, 2003 and December 31, 2002. The advance is non-interest bearing and no interest has been accrued.

Note 5  -  Subsequent Events
----------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk, which are required to be filed herein are incorporated by reference and can be found in their entirety in our Form 10-SB12G registration statement, filed on May 5, 2003, at the SEC website (www.sec.gov) under CIK Number 0001168938.

Exhibit No.     Description
-----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
 99             Certification Pursuant to 18 U.S.C.
                Section 1350, As Adopted Pursuant to
                Sec. 906 of the Sarbanes-Oxley Act of 2002

B)   No reports on Form 8-K were filed during the quarter.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Crafty Admiral Enterprises, Ltd.,
                              a Nevada corporation

August 10, 2003               By:/s/ Lawrence Siccia,
                              President, CEO, CFO and Chairman
                              of the Board of Directors

         CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
         ------------------------------------------------

     I, Lawrence Siccia hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Crafty
Admiral Enterprises, Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

                            11
<PAGE

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

5. I have disclosed, based on my most recent evaluation, to our auditors:

   (a) that there are no significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have advised there are no material weaknesses in internal controls; and

   (b) that there is no fraud, material or otherwise, that involves management or other employees who have a significant role in our internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        August 10, 2003      /s/ Lawrence Siccia
                             ----------------------------------------
                              Lawrence Siccia, Chief Executive Officer
                              and Chief Financial Officer