Form 10QSB
period 2003-09-30
CRAFTY ADMIRAL ENTERPRISES LTD
filed 2003-11-06
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                        FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant's common stock as of September 30, 2003 was 7,000,000.

Part I

Financial Information
---------------------

Item 1.  Financial Information

The consolidated financial statements for Crafty Admiral Enterprises, Ltd. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.

                       Crafty Admiral Enterprises, Ltd.
                        (A Development Stage Company)
                                Balance Sheet

                              ASSETS
                              ------
                                         September 30  December 31
                                             2003          2002
                                             ----          ----
                                          (Unaudited)   (Audited)
Current Assets
--------------
Cash                                       $ 18,862     $ 28,939
                                           --------     --------
 Total Current Assets                        18,862       28,939
                                           --------     --------
 Total Assets                              $ 18,862     $ 28,939
                                           ========     ========
                            LIABILITIES
                            -----------
Current Liabilities
-------------------
Accounts Payable                           $    -       $  1,600
Officer Advances                             2,298         2,298
                                           -------      --------
 Total Current Liabilities                   2,298         3,898
                                           -------      --------
 Total Liabilities                           2,298         3,898

Commitments and Contingencies                    -             -

                        STOCKHOLDERS' EQUITY
                        --------------------
Common Stock                                 7,000         7,000
 25,000,000 authorized preferred
 shares, par value $.001
 7,000,000 shares issues and outstanding

Additional Paid-In-Capital                  43,000        43,000
Accumulated Deficit during the
Development Period                         (33,436)      (24,959)
                                           -------      --------
 Total Stockholders' Equity
 (Deficit)                                  16,564        25,041
                                           -------      --------
 Total Liabilities and
 Stockholders' Equity                      $18,862      $ 28,939
                                           =======      ========

The accompanying notes are integral part of the consolidated financial statements.


           Crafty Admiral Enterprises, Ltd.
            (A Development Stage Company)
               Statement of Operations
                     (Unaudited)

                       ------------------      -----------------
                       Three Months Ended      Nine Months Ended
                        September 30            September 30
                       ------------------      -----------------
                       2003         2002       2003         2002
                       ====         ====       ====         ====
Revenues:
---------
Revenues                 -           -           -           -
                     -------------------------------------------
 Total Revenues      $   -       $   -       $   -      $    -

Expenses:
---------
Professional Fees         2,596       2,172       8,464     9,388
Operating Expenses           13         943          13     1,109
                     --------------------------------------------
 Total Expenses           2,609       3,115       8,477    10,497
 Net Income
 before Taxes        $   (2,609) $   (3,115) $   (8,477)$ (10,497)

Provision for Income Taxes:
---------------------------
Income Tax Benefit        -          -           -            -
 Net Income (Loss)   $   (2,609) $   (3,115) $   (8,477)$ (10,497)
                     ============================================
Basic and Diluted
Earnings Per
Common Share              (0.00)      (0.00)      (0.00)    (0.00)
                     --------------------------------------------
Weighted Average
number of Common
Shares used in per
share calculations    7,000,000   7,000,000   7,000,000  7,000,000
                     =============================================

The accompanying notes are integral part of the consolidated financial statements.

                  Crafty Admiral Enterprises, Ltd.
              (A Development Stage Company)
            Statement of Stockholders' Equity
                  As of September 30, 2003
                                                    Accumulated
                                                    Deficit During
                                  $0.001    Paid-In  Development Stockholders'
                         Shares   Par Value Capital   Period      Equity
                         --------- -------- --------  ---------- ------------
Balance, March 6, 2000           - $      - $      -  $        - $         -

Issuance of common stock 2,000,000    2,000    1,000           -       3,000

Net Income (Loss)                                        (2,291)     (2,291)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2000 2,000,000    2,000    1,000     (2,291)         709
                         --------- -------- --------  ---------- -----------
Issuance of common stock 5,000,000    5,000   42,000           -      47,000

Net Income (Loss)                                       (10,571)     (10,571)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2001 7,000,000    7,000   43,000    (12,862)      37,138
                         ========= ======== ========  ========== ===========
Net Income (Loss)                                       (12,097)     (12,097)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2002 7,000,000    7,000   43,000    (24,959)      25,041
                         ========= ======== ========  ========== ===========
Net Income (Loss)                                        (8,477)      (8,477)
                         --------- -------- --------  ---------- -----------
Balance, March 31,2003   7,000,000    7,000   43,000    (33,436)      16,564
                         ========= ======== ========  ========== ============




The accompanying notes are integral part of the consolidated financial statements.


              Crafty Admiral Enterprises, Ltd.
              (A Development Stage Company)
                 Statement of Cash Flows
                       (Unaudited)
                                       ------------------------------
                                         For the Nine Months Ended
                                              September 30
                                       ------------------------------
                                            2003              2002
                                       =============    =============
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                         $  (8,477)       $ (10,497)
Adjustments to reconcile net
loss to net cash provided(used)
to operating activities:
 Increase(Decrease)in
 Accounts Payable                            (1,600)                -
                                          ---------        ----------
 Total Adjustments                           (1,600)                -
                                          ---------        ----------
Net Cash Used in
Operating Activities                      $(10,077)        $ (10,497)

Cash Flows from Investing Activities:
-------------------------------------
 Purchase of Mineral Properties                   -                 -
                                          ---------        ----------
Net Cash Used in Investing Activities     $       -                 -
                                          ---------        ----------
Cash Flows from Financing Activiites:
-------------------------------------
 Payments on Stockholder Advance                  -          (10,000)
 Proceeds from Issuance of Stock                  -                 -
 Costs Incured to Raise Capital                   -                 -
                                          ---------        ----------
Net Cash Provided for
Financing Activities                     $        -        $ (10,000)
                                         ----------        ----------
Net Increase(Decrease)in Cash            $ (10,077)        $ (20,497)

Cash Balance, Begin Period                   28,939           49,436
                                         ----------        ----------
Cash Balance, End Period                 $   18,862        $  28,939
                                         ==========        ==========
Supplemental Disclosures:
 Cash Paid for interest                   $       -        $        -
 Cash Paid for income taxes               $       -        $        -
 Stock Issued for Option to Purchase              -                 -
 Stock Issued for Repayment of Shareholder        -                 -

The accompanying notes are integral part of the consolidated financial statements.

                    CRAFTY ADMIRAL ENTERPRISES, LTD.
                     Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization -
The Company was organized March 6, 2000, under the laws of the State of Nevada. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated to date.

The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 7,000,000 common shares issued and outstanding as of September 30, 2003 and December 31, 2002.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. The officers and directors have committed to advancing the operating costs of the Company interest free.

Development Stage Enterprise -
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Fixed Assets -
The Company has no fixed assets at this time.

Federal Income Tax -
The Company has adopted the provisions of Financial Accounting tandards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates -
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     CRAFTY ADMIRAL ENTERPRISES, LTD.
                      Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)

Accounting Method -
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Earnings per Common Share -
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Fair Value of Financial Instruments -
The Financial Accounting Standards Board ("FASB") Statement No. 107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2002 and 2001.

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

                    CRAFTY ADMIRAL ENTERPRISES, LTD.
                      Notes to Financial Statements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION.

Results of Operations
---------------------
The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2002; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

For the three and nine months ended September 30, 2003, Registrant had no revenues and incurred net operating losses of $2,609 and $8,477, respectively, all of which comprised operating expenses and legal and professional fees incurred in connection with the preparation and filing of Regristrant's initial public offering and registration documents.

Net cash provided by financing activities for the nine months ended September 30, 2003 was zero, compared to $10,000 for the nine months ended September 30, 2002. The ability of the Company to continue as a going concern is wholly dependent on its ability to generate revenues or raise funds through sale of its equity securities for use in administrative, marketing, research and development activities.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $18,862 at September 30, 2003, and as of the date of the filing of this report, to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans, while we search for a suitable business opportunity.

Shareholder's equity as of September 30, 2003, was $16,564, as compared to $24,959 as of December 31, 2002.

Plan of Operation
-----------------
During the next twelve months, Registrant will actively seek out and investigate possible opportunities with the intent to acquire and merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because Registrant lacks funds, it may be necessary for the sole officer and director to either advance funds to Registrant or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis whenever possible.

Management's discretion is unrestricted, and Registrant may participate in any business whatsoever that may, in the opinion of management, meet the business objectives discussed herein. Registrant may effectuate a business combination with a business outside the United States. Registrant has not limited the scope of its search to any particular region.

Registrant does not intend to utilize any notices or advertisements in its search for business opportunities.

Registrant's sole officer and director will be primarily responsible for searching for an appropriate merger or acquisition candidate. However, to the extent that the existing stockholders are aware of any potential business acquisition candidates, they may also refer these to Registrant. Registrant recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited.

Registrant's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. In seeking to attain its business objectives Registrant will not restrict its search to any particular industry. Rather, Registrant may investigate businesses of essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation and others. Management may also seek to become involved with other development-stage companies or companies that could be categorized as "financially troubled." At the present time, Registrant has not chosen the particular area of business in which it proposes to engage and has not conducted any market studies with respect to business property or industry.

As of the date hereof, Registrant has not made any arrangements or definitive agreements to use outside advisors or consultants to raise any capital. In the event Registrant does need to raise capital, most likely the only method available to Registrant would be through the private sale of its securities. Because of the nature of Registrant as a development-stage company, it is unlikely it could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that Registrant will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to Registrant.

Registrant does not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue its search for business opportunities during the next twelve months.

IMPORTANT ACCOUNTING POLICIES

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in its Form 10-KSB as of December 31, 2002, which can be found on the SEC Website at www.sec.gov, under SEC File Number 0-49725.

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles.
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes, accounting for environmental matters, and foreign currency translation.

Registrant has adopted Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which provides guidance on long-lived assets and certain intangibles which are reported at the lower of the carrying amount or their estimated recoverable amounts.

Registrant also applies SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in its earnings.

Registrant has also adopted SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.

ITEM 3.         CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, Registrant performed an evaluation, under the supervision and with the participation of Management, consisting of the sole officer and director, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the sole officer and director serving as thePrincipal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting Registrant to any material information required to be included in Registrant's periodic SEC filings. There have been no significant changes in Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk, which are required to be filed herein are incorporated by reference and can be found in their entirety in our Form 10-SB/A-3 registration statement, filed on July 9, 2003, with the U.S. Securities and Exchange Commission (SEC) on the
SEC Website at www.sec.gov, under CIK No. 0001077915.

Exhibit No.     Description                               Page
-----------     -----------                               ----
* 3(i)          Articles of Incorporation                  -

* 3(ii)         Bylaws                                     -

 31             Sec. 302 Certification of Principal        15
                Executive Officer and Principal
                Financial Officer

 32             Sec. 906 Certification of Principal        17
                Executive Officer and Principal
                Financial OfficerCertification

B) Registrant did not file any reports on Form 8K during the quarter ended September 30, 2003.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Crafty Admiral Enterprises, Ltd.,
                              Registrant

Dated: November 6, 2003       By:/s/ Lawrence Siccia
                              President, CEO, Treasurer, CFO,
                              Secretary and Director