Form 10KSB
period 2003-12-31
CRAFTY ADMIRAL ENTERPRISES LTD
filed 2004-04-01
CIK 1168938

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       FOR THE YEAR ENDED DECEMBER 31, 2003
        Commission File Number 000-49725

         CRAFTY ADMIRAL ENTERPRISES, LTD.
  ---------------------------------------------
(Exact name of registrant as specified in its charter)

        Nevada                        88-0455809
 (State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)   Identification No.)

     1608 Yew Street #403
    Vancouver, B.C., Canada                  V6K 3B7
 (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:(604) 612-4847

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The number of shares outstanding of Registrant's common stock as of December 31, 2003 was 7,000,000. Registrant had no revenues for the year ended December 31, 2003.

Registrant's common stock is listed on the OTCBB under the symbol
CFTY.

Registrant's Form SB-2/A and all exhibits thereto, and Form 10QSB for the quarters ended March 30, 2003, June 30, 2003 and September 30, 2003 are incorporated herein by reference.

               Forward-Looking Statements
               --------------------------
In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial
Position and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Registrant files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Registrant in the year 2004, under SEC File No. 333-79405.

                               PART I
                               ======
ITEM 1.  DESCRIPTION OF BUSINESS
General
-------
Crafty Admiral Enterprises, Inc. was incorporated in the State of Nevada on March 6, 2000. The corporation was originally organized to engage in the business of the sale of classic auto parts to classic auto owners all over the world through its Internet site/online store; however, Registrant was unsuccessful in implementing the online store and was unable to afford the cost of purchasing, warehousing and shipping the initial inventory required to get the business started. As a result, Registrant ceased operations in approximately July 2002.

Registrant is presently inactive and has not conducted any business since July 2002. The sole officer and director determined that it would be in the best interest of the shareholders of the corporation that Registrant should become active again and begin seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Registrant is considered a development stage company, and due to its status as a "shell" corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. No representation is made or intended that Registrant will be able to carry out its proposed activities successfully or profitably.

Registrant is voluntarily filing this registration statement on Form 10-SB12G to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the corporation. In addition, management believes that this may make Registrant more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing this registration statement, Registrant is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. Registrant intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

Any target acquisition or merger candidate of Registrant will become subject to the same reporting requirements as Registrant upon consummation of any such business combination.

Thus, in the event that Registrant successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years, or in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

Source of Business Opportunities
--------------------------------
Registrant intends to use various sources in its search for potential business opportunities, including its officers and directors, consultants, advisors, securities broker-dealers, venture capitalists, members of the financial community and any others who may present management with unsolicited proposals. Registrant may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence or development. Management cannot predict at this time the status or nature of any venture in which Registrant may participate. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business which does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that Registrant could provide a potential public vehicle for a private entity interested in becoming a publicly-held corporation without the time and expense typically associated with an initial public offering.

Evaluation Criteria
-------------------
Once Registrant has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them.

Management may elect to engage outside independent consultants to perform preliminary analyses of potential business opportunities. However, because of Registrant's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Further, no member of management is a professional business analyst and management will rely on its own business judgment in formulating the types of businesses that Registrant may acquire. It is quite possible that management will not have any business experience or expertise in the type of business engaged in by any potential acquisition or merger candidate.

In evaluating such potential business opportunities, Registrant will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to Registrant and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity. Because Registrant has not located or identified any specific business opportunity to date, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to Registrant may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

Presently, Registrant cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which Registrant participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of Registrant and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. Registrant may act directly or indirectly through an interest in a partnership, corporation, or other form of organization; however, Registrant does not intend to participate in opportunities through the purchase of minority stock positions.

Competition
-----------
Because Registrant has not yet identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. Registrant is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. Registrant will be in direct competition with these other public companies in its search for business opportunities and, due to Registrant's lack of funds, it may be difficult to successfully compete with these other companies.

Employees
---------
As of the date of this filing, Registrant does not have any employees and has no plans for retaining employees until such time as Registrant's business warrants the expense, or until Registrant successfully acquires or merges with an operating business.

Principal Business Offices
--------------------------
Registrant's principal business office is located at 1608 Yew
Street #403, Vancouver, B.C., Canada, the home of its
President and CEO, Lawrence Siccia, which it occupies on a rent-free basis.

Reports to Shareholders
-----------------------
Registrant will voluntarily send an annual report, including audited financial statements, to its shareholders.

Registrant will file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. The public may read and copy materials we file with the SEC at the SEC's Public Reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the website is http://www.sec.gov. All reports electronically filed by Registrant can be found on the website under CIK Number 0001168938 or SEC File Number 0-49725.

ITEM 2.  DESCRIPTION OF PROPERTY

Registrant does not own any property other than the rights to the mining claims disclosed above in Item 1. Registrant currently conducts business operations from the home of its President and Chairman of the Board in Vancouver, B.C., Canada, on a rent-free basis.

ITEM 3.  LEGAL PROCEEDINGS

Registrant is not a party to any legal proceedings and is unaware of any pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the year ended December 31, 2003.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's Common Stock is listed on the OTCBB under the symbol
CFTY, however, there is no active trading market for the stock.

Registrant has adopted the policy to reinvest earnings to fund future growth. Accordingly, Registrant has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Registrant has no business operations, is still diligently seeking a business opportunity and, as a result, has not yet realized any revenues.

Registrant had a net loss of $11,019 for the year ended December 31, 2003, resulting in a net loss per share of $.002, as compared to a net loss of $12,097 at December 31, 2002 and a net loss per share of $.002. From inception to December 31, 2003, Registrant had a total net loss of $35,978, resulting in a $.005 net loss per share.

General and administrative expenses at December 31, 2003 were $11,019 compared to $12,097 at December 31, 2002. These expenses consisted of $10,994 and 10,987, respectively, in professional fees, including legal and accounting fees to prepare and file all quarterly reports when due, and operating expenses in the amount of $25 and $1,110, respectively.

Liquidity and Capital Resources
-------------------------------
At December 31, 2003, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $16,320 which represents the balance of proceeds raised in Registrant's public offering in 2001.

Registrant believes that its existing cash balance will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to locate a suitable business to acquire in order to generate sufficient revenues and cash flow to support to continue operations.

Plan of Operation
-----------------
We expect our current cash in the bank of $28,939 at December 31, 2002 and as of the date of this filing to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans, while we search for a suitable business opportunity.

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

                           5


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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant's financial statement for the year ended December
31, 2003, audited by Clyde Bailey, PC, an independent Certified
Public Accountant, is included at the end of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and/or disagreements with a,ccountants on accounting and financial disclosures during period covered by this report.

Item 8a. Accounting Controls and Procedures
         ----------------------------------
Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading.
The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles.
Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.


                               7

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.
Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


                           PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Each of Registrant's directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of the current officers and directors is set forth below:

                              8

Name and Address            Age      Position(s)
----------------           ----      -------------
Lawrence Siccia	          33	 President, CEO,
1608 Yew Street #403	             Secretary, CFO,
Vancouver, BC, Canada   V6K 3E7      Treasurer and
						 Director

Background of Officers and Directors
------------------------------------
Lawrence Siccia has been the President, Secretary, Treasurer and Director of Crafty Admiral Enterprises, Ltd. since May 3, 2001. Since 1995, he has also been a Finance Broker and the Retail Lease Manager for Totem Ford in Vancouver, B.C., Canada. Mr. Siccia has been in the automobile industry since 1994 and has extensive knowledge of automobiles, parts and the automobile industry in general. He will be devoting his time as required to our business.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
At this time, Registrant has not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer, but expects to adopt a formal Code of Ethics sometime during the current year. Registrant has, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving the Chief Executive Officer and/or Chief Financial Officer. Management believes this procedure will deter material wrongdoing and promote honest and ethical conduct from the executive officers.

Item 10.  Executive Compensation
          ----------------------
The officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred.
Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
At this time, we have not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer.
We expect to adopt a formal Code of Ethics sometime during the current year. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Executive Officer and/or Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10.  Executive Compensation
          ----------------------
Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

-----------------------------------------------------------------
                  SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------
                        Annual Compensation     Long-Term Comp.
                                       Other    Awards    Payouts
Name and                               Annual
Position(s)       Year  Salary  Bonus  Comp.
-----------------------------------------------------------------
Lawrence Siccia   2003  None    None   None      None      None
President, CEO,
CFO, Secretary,
Treasurer and
Director

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth the total number of shares owned beneficially by each of Registrant's directors, officers and key employees, individually and as a group, and the present owners of 5% or more of total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

-------------------------------------------------------------------
Title of Class  Name and Address           Amount and
                of Beneficial              Nature of      Percent
                    Owner                  Beneficial     of Class
                                           Ownership
-------------------------------------------------------------------
Common Stock    Lawrence Siccia             2,000,000       29%
                #403 - 1608 Yew St.
                Vancouver, BC,
                Canada V2S7C9
-------------------
All Officers and
Directors as a
Group (1 person)                            2,000,000       29%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Registrant is currently using the home of its President and CEO, Lawrence Siccia, on a rent-free basis to conduct its business operations.There is no written lease agreement or other material terms or arrangements relating to our agreement with Mr. Siccia to use his home. Registrant does not have any other related transactions and has not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) 1 & 2.  Registrant's financial statement for the years ended
            December 31, 2003 and 2002 are included herein in their entirety.

(a) 3. Registrant filed no reports on Form 8-K during the fourth quarter ended December 31, 2003

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10-SB Registration Statement, filed on May 6, 2003, under SEC File Number 0-49725 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit Number     Description
--------------     -----------
    3(i) *         Articles of Incorporation
    3(ii)*         Bylaws
   23              Consent of Accountant
   99.1            Sec. 302 Certification
   99.2            Sec. 906 Certifications


(b) There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 2003.























                   CRAFTY ADMIRAL ENTERPRISES, INC.




























                    Audited Financial Statements
                    ----------------------------


                    December 31, 2003 and 2002













                             Clyde Bailey, P.C.
                        Certified Public Accountant
                          10924 Vance Jackson #404
                          San Antonio, Texas 78230


















                                   13
CLYDE BAILEY P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287  (210) 691-2911 (fax)

Board of Directors
Crafty Admiral Enterprises, Inc.

INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Crafty Admiral Enterprises, Inc. (Company) as of December 31, 2003 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years then ended December 31, 2003 and 2002 and from March 6, 2000 (Initial) to December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, minimal revenue has been derived during the organizational period.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and the results of its operations for the years then ended December 31, 2003 and 2002 and from March
6, 2000 (Initial) to December 31, 2003, in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in Note 8 in the notes to financial statements.

/s/ Clyde Bailey P.C.
    San Antonio, Texas
    February 6, 2004                14


                        CRAFTY ADMIRAL ENTERPRISES, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheet
                        As of December 31, 2003 and 2002

                                   A S S E T S
                                   -----------
                                                2003            2002
                                            -------------   ----------

Current Assets
--------------
Cash                                          $     16,320  $   28,939
                                              ------------   ----------
     Total Current Assets                           16,320      28,939
                                              ------------   ----------
     Total Assets                             $     16,320      28,939
                                              ============   ==========

                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
Accounts Payable                                         -        1,600
Officer Advances                                     2,298        2,298
                                                ------------  ---------
-
     Total Current Liabilities                       2,298        3,898
                                               ------------  ----------
     Total Liabilities                               2,298        3,898

Commitments and Contingencies                             -          .-

                      S T O C K H O L D E R S '   E Q U I T Y
                      ---------------------------------------
Common Stock                                         7,000        7,000
     25,000,000 authorized shares, par value $.001
     7,000,000 shares issued and outstanding

Additional Paid-in-Capital                          43,000       43,000
Accumulated Deficit during the
  Development period                               (35,978)     (24,959)
                                              ------------   ----------
     Total Stockholders' Equity (Deficit)           14,022       25,041
 .                                            ------------   ----------
     Total Liabilities and Stockholders'
     Equity                                    $    16,320   $   28,939
                                               ===========   ==========

The accompanying notes are integral part of the consolidated financial statements.

                                15

                        CRAFTY ADMIRAL ENTERPRISES, INC.
                        (A Development Stage Enterprise)
                            Statement of Operations

                                                        From 3/6/00
                                 For the Years Ended    (Initial)
                                     December 31            to
                                  2003       2002    December 31, 2003
                                 -------------------------------------
Revenues:
---------
     Revenues                    $     -     $     -   $        -
                                 -------------------------------------
          Total Revenues         $     -     $     -   $        -

Expenses:
---------
     Professional Fees             10,994     10,987        21,981
     Operating Expenses                25      1,110        13,997
                                 -------------------------------------
          Total Expenses           11,019     12,097        35,978
                                 -------------------------------------
Net Income before Taxes         $ (11,019)   (12,097)      (35,978)

Provision for Income Taxes:
---------------------------
     Income Tax Benefit                -         -              -
          Net Income (Loss)     $ (11,019)   (12,097)      (35,978)
                                ======================================
Basic and Diluted Earnings Per
Common Share                      (0.002)     (0.002)       (0.005)
                               ---------------------------------------
Weighted Average number of
Common Shares used in per
share calculations              7,000,000    7,000,000    7,000,000
                               =======================================






The accompanying notes are integral part of the consolidated financial statements.

                                  16



                      CRAFTY ADMIRAL ENTERPRISES, LTD.
                      (A Development Stage Enterprise)
                       Statement of Stockholders' Equity
                           As of December 31, 2003

                                        Accumulated
                                         Deficit
                      $.001   Paid-In   During the   Stockholders'
            Shares  Par Value Capital   Development     Equity
                                          Stage
            ------  --------- -------  ------------  ------------
-
Balance,
March 6,
2000           -        -        -           -           -

Issuance
of common
stock     2,000,000  $2,000   $  1,000     $  -       $ 3,000

Net Income
(Loss)                                        (2,291)  (2,291)
          ----------------------------------------------------
Balance
at
December
31, 2000  2,000,000  2,000      1,000         (2,291)     709

Issuance
of common
stock     5,000,000  5,000     42,000          -       47,000

Net Income
(Loss)                                       (10,571) (10,571)
         ----------------------------------------------------
Balance
at
December
31, 2001  7,000,000  7,000     43,000        (12,862)  37,138

Net Income
(Loss)                                       (12,097) (12,097)
         ----------------------------------------------------
Balance
at
December
31, 2002  7,000,000  7,000    43,000         (24,959)  25,041
         ----------------------------------------------------
Net Income
(Loss)          -         -        -         (11,019) (11,019)
         ----------------------------------------------------
Balance,
December
31,2003   7,000,000  7,000    43,000         (35,978)  14,022
         ====================================================

                                    18



                         CRAFTY ADMIRAL ENTERPRISES, LTD.
                         (A Development Stage Enterprise)
                           Statement of Cash Flows
                                                          From
                                 For the Years Ended  3/6/00 (Initial)
                                      December 31     to December 31
                                  2003         2002        2003
                                 ----------------------------------
Cash Flows from Operating Activities:
-------------------------------------
     Net Income (Loss)           $ (11,019)  $(12,097)   $ (35,978)
  Changes in operating assets
  and liabilities:
      Increase(Decrease)in
      Accounts Payable              (1,600)     1,600          -
                                 ----------------------------------
  Total Adjustments                 (1,600)     1,600          -
                                 ----------------------------------
Net Cash used in
Operating Activities               (12,619)   (10,497)     (35,978)

Cash Flows from Financing Activities:
-------------------------------------
 Payments on Stockholder Advance        -     (10,000)       2,298
 Proceeds from Issuance of Stock        -           -       50,000
                                  ----------------------------------
Net Cash Provided by
Financing Activities                    -     (10,000)      52,298
                                 ----------------------------------
Net Increase(Decrease) in Cash   $(12,619)    (20,497)      16,320
                                 ----------------------------------
Cash Balance, Begin Period         28,939      49,436            -
                                 ----------------------------------
Cash Balance, End Period         $ 16,320    $ 28,939     $ 16,320
                                 ==================================
Supplemental Disclosures:
 Cash Paid for interest         $      -     $     -        $     -
 Cash Paid for income taxes     $      -     $     -        $     -
 Stock Issued to an officer
  for cash                                         -      2,000,000

                      CRAFTY ADMIRAL ENTERPRISES, LTD.
                       (A Development Stage Company)
                       Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
The Company was organized March 6, 2000, under the laws of the State of Nevada. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated to date.

The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 7,000,000 common shares issued and outstanding as of December 31, 2003 and 2002.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. The officers and directors have committed to advancing the operating costs of the Company interest free.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in the Statement of Financial Accounting Standards No.7 "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Fixed Assets
------------
The Company has no fixed assets at this time.

Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes.
The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

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

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No.128,
"Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

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

Recent Accounting Pronouncements
--------------------------------
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2003 and 2002.

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
--------------------------
While the Company is seeking additional capital through an offering, an officer and shareholder of the Company has advanced funds on behalf of the Company to pay for any costs incurred. The balance of the advances was $12,298 at December 31, 2001. On March 11, 2002 the company repaid $10,000 leaving a balance owing on December 31, 2002 of $2,298. No payments were made in 2003 leaving a balance owing on December 31, 2003 of $2,298.

The advance is non-interest bearing and no interest has been accrued.

Note 5 - Going Concern
----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has experienced liquidity problems that raises substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free to insure that the Company has enough operating capital over the next twelve months.

Note 6  -  Subsequent Events
----------------------------
On January 7, 2004 the Company affected a 3:1 forward stock split and increased the authorized shares from 25,000,000 to 50,000,000 shares of common stock and reauthorized the par value of $.001 per share.

The effective date of the increase in authorized shares shall be January 7, 2004. The effective date of the forward split shall be January 20, 2004. The forward split is a mandatory exchange, new share certificates will be issued on surrender of the existing share certificates by the shareholders in the normal course of business.
The new shares will be recorded by the transfer agent in a book entry. Shareholders are not required to immediately present their share certificates. Shareholders will only receive new share certificates if and when they present their old share certificates to the transfer agent for exchange.





                        SIGNATURES
                        -----------
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2004     Crafty Admiral Enterprises, Ltd.
                           by: /s/ Lawrence Siccia, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

/s/ Lawrence Siccia, President and Director

Dated: March 30, 2004



         CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
         ------------------------------------------------

     I, Lawrence Siccia, certify that:

1. I have reviewed this annual report on Form 10-KSB of Crafty
Admiral Enterprises Ltd.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Crafty Admiral Enterprises, Ltd. as of, and for, the periods presented in this annual report.



                                26




4. As the sole officer and director, I am solely responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for
Crafty Admiral Enterprises, Ltd. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Crafty Admiral Enterprises, is made known to me by others, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. As the sole officer and director, I have disclosed, based on my most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a) that there were no significant deficiencies in the design or operation of our internal controls which could adversely affect our ability to record, process, summarize and report financial data and have advised our auditors there are no material weaknesses in our internal controls;

   (b) I have further advised our auditors that there has been no fraud of any kind, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. I have also indicated in this annual report that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     March 30, 2004          /s/ Lawrence Siccia
                              ----------------------------------------
                              Lawrence Siccia, Chief Executive Officer,
                              Chief Financial Officer and Chairman
                              of the Board of Directors