Form 10QSB
period 2004-03-31
CRAFTY ADMIRAL ENTERPRISES LTD
filed 2004-05-14
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                        FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2004

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

                               None
------------------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of March 31, 2004 was 21,000,000. Registrant's original registration statement on Form 10SB and all exhibits thereto, filed under SEC
File Number 0-49725, are incorporated herein by reference.

Registrant's common stock is listed for trading on the Pink Sheets under the symbol, CFYA.

PART I

Financial Information
---------------------

Item 1.  Financial Information

The consolidated financial statements for Crafty Admiral Enterprises, Ltd. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2003.

                       Crafty Admiral Enterprises, Ltd.
                        (A Development Stage Company)
                                Balance Sheet

                              ASSETS
                              ------
                                           March 31     December 31
                                             2004          2003
                                             ----          ----
                                          (Unaudited)   (Audited)
Current Assets
--------------
Cash                                       $ 13,439     $ 16,320
                                           --------     --------
Total Current Assets                         13,439       16,320
                                           --------     --------
Total Assets                               $ 13,439     $ 16,320
                                           ========     ========
                            LIABILITIES
                            -----------
Current Liabilities
-------------------
Accounts Payable                                  -           -
Officer Advances                              2,298        2,298
                                           --------     --------
Total Current Liabilities                     2,298        2,298
                                           --------     --------
Total Liabilities                             2,298        2,298

Commitments and Contingencies                     -            -

                        STOCKHOLDERS' EQUITY
                        --------------------
Common Stock                                  7,000        7,000
 50,000,000 authorized preferred
 shares, par value $.001
 21,000,000 shares issues and outstanding

Additional Paid-In-Capital                   43,000       43,000
Accumulated Deficit during the
Development Period                         (38,859)      (35,978)
                                           --------     --------
Total Stockholders' Equity (Deficit)         11,141       14,022
                                           --------     --------
Total Liabilities and Stockholders'Equity  $ 13,439     $ 16,320
                                           ========     ========

The accompanying notes are integral part of the consolidated financial statements.


           Crafty Admiral Enterprises, Ltd.
            (A Development Stage Company)
               Statement of Operations
                     (Unaudited)
                              ------------------------------
                                     Three Months Ended
                                         March 31
                              ------------------------------
                                  2004              2003
                              ==============   =============
Revenues:
---------
Revenues                                  -               -
                              -------------    ------------
 Total Revenues               $           -    $          -

Expenses:
---------
Professional Fees                     2,698           4,306
Operating Expenses                      183               -
                              -------------    ------------
 Total Expenses                       2,881           4,306
 Net Income before Taxes      $      (2,881)    $    (4,306)

Provision for Income Taxes:
---------------------------
Income Tax Benefit                        -               -
 Net Income (Loss)            $      (2,881)    $    (4,306)
                              =============    =============
Basic and Diluted Earnings
Per Common Share                   (0.0001)         (0.0006)
                              -------------    -------------
Weighted Average number of
Common Shares used in per
share calculations               21,000,000        7,000,000
                              =============    =============

The accompanying notes are integral part of the consolidated financial statements.

                  Crafty Admiral Enterprises, Ltd.
              (A Development Stage Company)
            Statement of Stockholders' Equity
                  As of June 30, 2003
                                                    Accumulated
                                                    Deficit During
                                  $0.001    Paid-In  Development Stockholders'
                         Shares   Par Value Capital   Period      Equity
                         --------- -------- --------  ---------- ------------
Balance, March 6, 2000           - $      - $      -  $        - $         -

Issuance of common stock 2,000,000    2,000    1,000           -       3,000

Net Income (Loss)                                        (2,291)     (2,291)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2000 2,000,000    2,000    1,000     (2,291)         709
                         --------- -------- --------  ---------- -----------
Issuance of common stock 5,000,000    5,000   42,000           -      47,000

Net Income (Loss)                                       (10,571)     (10,571)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2001 7,000,000    7,000   43,000    (12,862)      37,138
                         ========= ======== ========  ========== ===========
Net Income (Loss)                                       (12,097)     (12,097)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2002 7,000,000    7,000   43,000    (24,959)      25,041
                         ========= ======== ========  ========== ===========
Net Income (Loss)                                       (11,019)     (11,019)
                         --------- -------- --------  ---------- -----------
Balance, March 31,2003   7,000,000    7,000   43,000    (35,978)      14,022
                         ========= ======== ========  ========== ============
Net Income (Loss)                                        (2,881)      (2,881)
                         --------- -------- --------  ---------- ------------
Balance, June 30, 2003   7,000,000    7,000   43,000    (38,859)      11,141
                         ========= ======== ========  ========== ============

The accompanying notes are integral part of the consolidated financial statements.

              Crafty Admiral Enterprises, Ltd.
              (A Development Stage Company)
                 Statement of Cash Flows
                       (Unaudited)
                                       ------------------------------
                                          For the Three Months Ended
                                                  March 31
                                       ------------------------------
                                            2004              2003
                                       =============    =============
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                         $  (2,881)       $  (4,306)
Adjustments to reconcile net loss to
net cash provided(used) to
operating activities:
 Increase(Decrease)in Accounts Payable                        (1,000)
                                          ---------        ----------
 Total Adjustments                              -             (1,000)
                                          ---------        ----------
Net Cash Used in Operating Activities     $  (2,881)       $  (5,306)

Cash Flows from Investing Activities:
-------------------------------------
 Purchase of Mineral Properties                   -                 -
                                          ---------        ----------
Net Cash Used in Investing Activities     $       -                 -
                                          ---------        ----------
Cash Flows from Financing Activiites:
-------------------------------------
 Payments on Stockholder Advance                  -                 -
 Proceeds from Issuance of Stock                  -                 -
 Costs Incured to Raise Capital                   -                 -
                                           ---------        ----------
Net Cash Provided for Financing Activities$       -        $        -
                                          ----------        ----------
Net Increase(Decrease)in Cash             $   (2,881)      $    (5,306)

Cash Balance, Begin Period                    16,320            28,939
                                          ----------        ----------
Cash Balance, End Period                  $   13,439        $   23,633
                                          ==========        ==========
Supplemental Disclosures:
 Cash Paid for interest                   $       -        $        -
 Cash Paid for income taxes               $       -        $        -
 Stock Issued for Option to Purchase              -                 -
 Stock Issued for Repayment of Shareholder        -                 -

The accompanying notes are integral part of the consolidated financial statements.

                    CRAFTY ADMIRAL ENTERPRISES, LTD.
                     Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
The Company was organized March 6, 2000, under the laws of the State of Nevada. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated to date.

The company has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 21,000,000 common shares issued and outstanding as of December 31, 2003. On January 7, 2004, the shareholders of the Company approved a forward split of the issued and outstanding common shares of the Company on a 3:1 ratio and an increase in the authorized share capital from 25,000,000 to 50,000,000.

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

                     CRAFTY ADMIRAL ENTERPRISES, LTD.
                      Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------
Recent Accounting Pronouncements
--------------------------------
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-
Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of

                     CRAFTY ADMIRAL ENTERPRISES, LTD.
                      Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------
the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

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

On January 7, 2004 the shareholders of the Company approved a forward split of the issued and outstanding common shares of the Company on a 3:1 ratio and an increase in the Authorized share capital from 25,000,000 to 50,000,000. On the effective date there were 7,000,000 common shares outstanding. Following the split there were 21,000,000 shares outstanding. No new shares have been issued since the split.

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

On March 11, 2002 the company repaid $10,000. No payments were made in 2003 leaving a balance owing of $2,298 on March 31, 2004 and December 31, 2003. The advance is non-interest bearing and no interest has been accrued.

Note 5 - Going Concern
----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has experienced liquidity problems that raises substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free to insure that the Company has enough operating capital over the next twelve months

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

B) One report on Form 8-K was filed during the quarter to disclose shareholder approval, at a properly noticed and held special meeting, of an increase to the authorized capital stock from 25,000,000 to 50,000,000 common shares, with the par value remaining at $.001 per share and to a 3:1 forward split of the issued and outstanding common shares of the company, effective January 20, 2004. A copy of the 8-K can be found in its entirety on the SEC website at www.sec.gov under our CIK number 0001168938.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Crafty Admiral Enterprises, Ltd.,
                              a Nevada corporation

May 12, 2004                  By:/s/ Lawrence Siccia,
                              President, CEO, CFO and Chairman
                              of the Board of Directors

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

        May 12, 2004         /s/ Lawrence Siccia
                             ----------------------------------------
                              Lawrence Siccia, Chief Executive Officer
                              and Chief Financial Officer