Form 10QSB
period 2004-06-30
CRAFTY ADMIRAL ENTERPRISES LTD
filed 2004-08-10
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                        FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of June 30, 2004 was 21,000,000. Registrant's original registration statement on Form 10SB and all exhibits thereto, filed under SEC
File Number 0-49725, are incorporated herein by reference.

Registrant's common stock is listed for trading on the Pink Sheets under the symbol, CFYA.

PART I

Financial Information
---------------------

Item 1.  Financial Information

The consolidated financial statements for Crafty Admiral Enterprises, Ltd. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2003.

                       Crafty Admiral Enterprises, Ltd.
                        (A Development Stage Company)
                                Balance Sheet

                              ASSETS
                              ------
                                           June 30     December 31
                                             2004          2003
                                             ----          ----
                                          (Unaudited)   (Audited)
Current Assets
--------------
Cash                                       $ 13,372     $ 16,320
                                           --------     --------
Total Current Assets                         13,372       16,320
                                           --------     --------
Total Assets                               $ 13,372     $ 16,320
                                           ========     ========
                            LIABILITIES
                            -----------
Current Liabilities
-------------------
Accounts Payable                                  -           -
Officer Advances                              2,298        2,298
                                           --------     --------
Total Current Liabilities                     2,298        2,298
                                           --------     --------
Total Liabilities                             2,298        2,298

Commitments and Contingencies                     -            -

                        STOCKHOLDERS' EQUITY
                        --------------------
Common Stock                                  7,000        7,000
 50,000,000 authorized preferred
 shares, par value $.001
 21,000,000 shares issues and outstanding

Additional Paid-In-Capital                   43,000       43,000
Accumulated Deficit during the
Development Period                         (38,926)      (35,978)
                                           --------     --------
Total Stockholders' Equity (Deficit)         11,074       14,022
                                           --------     --------
Total Liabilities and Stockholders'Equity  $ 13,372     $ 16,320
                                           ========     ========

The accompanying notes are integral part of the consolidated financial statements.


           Crafty Admiral Enterprises, Ltd.
            (A Development Stage Company)
               Statement of Operations
                     (Unaudited)
                              ------------------------------
                                 For the Three Months Ended
                                         June 30
                              ------------------------------
                                  2004              2003
                              ==============   =============
Revenues:
---------
Revenues                                  -               -
                              -------------    ------------
 Total Revenues               $           -    $          -

Expenses:
---------
Professional Fees                        50           1,562
Operating Expenses                       17               -
                              -------------    ------------
 Total Expenses                          67           1,562
 Net Income before Taxes      $         (67)    $    (1,562)

Provision for Income Taxes:
---------------------------
Income Tax Benefit                        -               -
 Net Income (Loss)            $         (67)    $    (1,562)
                              =============    =============
Basic and Diluted Earnings
Per Common Share                   (0.0000)         (0.0002)
                              -------------    -------------
Weighted Average number of
Common Shares used in per
share calculations               21,000,000        7,000,000
                              =============    =============

The accompanying notes are integral part of the consolidated financial statements.

             Crafty Admiral Enterprises, Ltd.
              (A Development Stage Company)
            Statement of Stockholders' Equity
                  As of June 30, 2004
                                                    Accumulated
                                                    Deficit During
                                  $0.001    Paid-In  Development Stockholders'
                         Shares   Par Value Capital   Period      Equity
                         --------- -------- --------  ---------- ------------
Balance, March 6, 2000           - $      - $      -  $        - $         -

Issuance of common stock 2,000,000    2,000    1,000           -       3,000

Net Income (Loss)                                        (2,291)     (2,291)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2000 2,000,000    2,000    1,000     (2,291)         709
                         --------- -------- --------  ---------- -----------
Issuance of common stock 5,000,000    5,000   42,000           -      47,000

Net Income (Loss)                                       (10,571)     (10,571)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2001 7,000,000    7,000   43,000    (12,862)      37,138
                         ========= ======== ========  ========== ===========
Net Income (Loss)                                       (12,097)     (12,097)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2002 7,000,000    7,000   43,000    (24,959)      25,041
                         ========= ======== ========  ========== ===========
Net Income (Loss)                                       (11,019)     (11,019)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2003 7,000,000    7,000   43,000    (35,978)      14,022
                         ========= ======== ========  ========== ===========
Stock Forward Split3:1  14,000,000                             -           -
Net Income (Loss)                                        (2,948)     (2,948)
                         --------- -------- --------  ---------- -----------
Balance, June 30, 2004  21,000,000    7,000   43,000    (38,926)      11,074
                         ========= ======== ========  ========== ===========

The accompanying notes are integral part of the consolidated financial statements.

              Crafty Admiral Enterprises, Ltd.
              (A Development Stage Company)
                 Statement of Cash Flows
                       (Unaudited)
                                       ------------------------------
                                          For the Six Months Ended
                                                  June 30
                                       ------------------------------
                                            2004              2003
                                       =============    =============
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                         $  (2,948)       $  (5,868)
Adjustments to reconcile net loss to
net cash provided(used) to
operating activities:
 Increase(Decrease)in Accounts Payable          -             (1,600)
                                          ---------        ----------
 Total Adjustments                              -             (1,600)
                                          ---------        ----------
Net Cash Used in Operating Activities     $  (2,948)       $  (7,468)

Cash Flows from Investing Activities:
-------------------------------------
 Purchase of Mineral Properties                   -                 -
                                          ---------        ----------
Net Cash Used in Investing Activities     $       -                 -
                                          ---------        ----------
Cash Flows from Financing Activiites:
-------------------------------------
 Payments on Stockholder Advance                  -                 -
 Proceeds from Issuance of Stock                  -                 -
 Costs Incured to Raise Capital                   -                 -
                                           ---------        ----------
Net Cash Provided for Financing Activities$       -        $        -
                                          ----------        ----------
Net Increase(Decrease)in Cash             $   (2,948)      $    (7,468)

Cash Balance, Begin Period                    16,320            28,939
                                          ----------        ----------
Cash Balance, End Period                  $   13,372        $   21,471
                                          ==========        ==========
Supplemental Disclosures:
 Cash Paid for interest                   $       -        $        -
 Cash Paid for income taxes               $       -        $        -
 Stock Issued for Option to Purchase              -                 -
 Stock Issued for Repayment of Shareholder        -                 -

The accompanying notes are integral part of the consolidated financial statements.

                    CRAFTY ADMIRAL ENTERPRISES, LTD.
                     Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
The Company was organized March 6, 2000, under the laws of the State of Nevada. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated to date.

The company has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 21,000,000 common shares issued and outstanding as of December 31, 2003 and 7,000,000 as of December 31, 2002. On January 7, 2004, the shareholders of the Company approved a forward split of the issued and outstanding common shares of the Company on a 3:1 ratio and an increase in the Authorized share capital from 25,000,000 to 50,000,000.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. The officers and directors have committed to advancing the operating costs of the Company interest free.

Financial Statement Presentation
--------------------------------
The consolidated unaudited interim financial statements of the Company as of June 30, 2004 and for the three months ended June 30, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of the Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Shhet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2004, and the results of their operations for the three months ended June 30, 2004 and 2003 and from inception to June 30, 2004, and their cash flows for the six monhts ended June 30, 2004 and 2003 and from inception to June 30, 2004.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period.
These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

                     CRAFTY ADMIRAL ENTERPRISES, LTD.
                      Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

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

Note 3 - Organization Costs
---------------------------
The Company has incurred legal, accounting, and other formation costs. These costs were expensed as incurred.

Note 4  -  Related Parties
--------------------------
An officer and shareholder of the Company has advanced funds on behalf of the Company to pay for costs incurred since inception. The balance of the advances was $12,298 at December 31, 2001. On March 11, 2002 the company repaid $10,000 leaving a balance owing on December 31, 2002 of $2,298. No payments were made in 2003 or to June 30, 2004 leaving a balance owing on June 30, 2004 of $2,298.

The advance is non-interest bearing and no interest has been accrued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION.

Results of Operations
---------------------
For the three months ended June 30, 2004, we had no revenues and incurred net operating losses of as compared to a no revenues and a net operating loss of $1,562 for the three months ended June 20, 2003. We are still in the development stage, have generated no revenues to date; and have an accumulated deficit of $39,926 from the date of incorporation to June 30, 2004. The majority of these expenses comprised operating expenses and legal/professional fees incurred in connection with the preparation and filing of our initial public offering, registration and compliance reporting documents.

There was no cash provided by financing activities for the three months ended June 30, 2004 or 2003. Our ability to continue as a going concern is wholly dependent on our ability to generate revenues or raise funds through sale of our equity securities for use in administrative, marketing and business activities.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $13,372 at June 30, 2004, and as of the date of the filing of this report, to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans, while we continue to expand our business plans.

Our stockholders' equity as of June 30, 2004, was $11,074.

Plan of Operation
-----------------
During the next twelve months, we intend to continue to try and get our business operations up and running. We have encountered several problems in the development of our web site and in the acquisition of parts needed to for our initial inventory. We believe we now have reliable contacts and are poised to begin completion of our plans in the next few months.

During the next 12 months, we intend to spend approximately $500 in additional research and development searching for companies that would be interested in consigning parts to us for inclusion in our offerings.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

In the event we are unable to generate revenues sufficient for operations, we may need to consider raising additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. Currently, no such loans or equity sales are planned.

Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in our Form 10SB, filed with the U.S. Securities and Exchange Commission under CIK Number 0001168938.

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

We have adopted Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which provides guidance on long-lived assets and certain intangibles which are reported at the lower of the carrying amount or their estimated recoverable amounts.

We also apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

We have also adopted SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.

ITEM 3.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we have performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

B)  There were no reports on Form 8K filed during the quarter.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Crafty Admiral Enterprises, Ltd.,
                              a Nevada corporation

August 6, 2004                By:/s/ Lawrence Siccia,
                              President, CEO, CFO and Chairman
                              of the Board of Directors



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

                               12
<PAGE

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

        August 6, 2004        /s/ Lawrence Siccia
                             ----------------------------------------
                              Lawrence Siccia, Chief Executive Officer
                              and Chief Financial Officer