Form 10QSB
period 2004-09-30
CRAFTY ADMIRAL ENTERPRISES LTD
filed 2004-11-15
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                        FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2004

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


  Suite 601 - 1383 Marinaside Crescent
       Vancouver, BC, Canada                       V6Z 2W9
-----------------------------------------------    -------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (604) 612-4847

     1608 Yew Street #403, Vancouver, B.C. Canada       V6K 3B7
------------------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of September 30, 2004 was 21,000,000. Registrant's original registration statement on Form 10SB and all exhibits thereto, filed under SEC
File Number 0-49725, are incorporated herein by reference.

Registrant's common stock is listed for trading on the Pink Sheets under the symbol, CFYA.

PART I

Financial Information
---------------------

Item 1.  Financial Information

The consolidated financial statements for Crafty Admiral Enterprises, Ltd. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended December 31, 2003.

                       Crafty Admiral Enterprises, Ltd.
                        (A Development Stage Company)
                                Balance Sheet

                              ASSETS
                              ------
                                         September 30  December 31
                                             2004          2003
                                             ----          ----
                                          (Unaudited)   (Audited)
Current Assets
--------------
Cash                                       $  9,973     $ 16,320
                                           --------     --------
Total Current Assets                          9,973       16,320
                                           --------     --------
Total Assets                               $  9,973     $ 16,320
                                           ========     ========
                            LIABILITIES
                            -----------
Current Liabilities
-------------------
Accounts Payable                                  -           -
Officer Advances                              2,298        2,298
                                           --------     --------
Total Current Liabilities                     2,298        2,298
                                           --------     --------
Total Liabilities                             2,298        2,298

Commitments and Contingencies                     -            -

                        STOCKHOLDERS' EQUITY
                        --------------------
Common Stock                                 21,000        7,000
 50,000,000 authorized preferred
 shares, par value $.001
 21,000,000 shares issues and outstanding

Additional Paid-In-Capital                   29,000       43,000
Accumulated Deficit during the
Development Period                          (42,325)     (35,978)
                                           --------     --------
Total Stockholders' Equity (Deficit)          7,675       14,022
                                           --------     --------
Total Liabilities and Stockholders'Equity  $  9,973     $ 16,320
                                           ========     ========

The accompanying notes are integral part of the consolidated financial statements.


           Crafty Admiral Enterprises, Ltd.
            (A Development Stage Company)
               Statement of Operations
                     (Unaudited)
                              ------------------------------
                                 For the Three Months Ended
                                       September 30
                              ------------------------------
                                  2004              2003
                              ==============   =============
Revenues:
---------
Revenues                                  -               -
                              -------------    ------------
 Total Revenues               $           -    $          -

Expenses:
---------
Professional Fees                     3,390           2,596
Operating Expenses                        9              13
                              -------------    ------------
 Total Expenses                       3,399           2,609
 Net Income before Taxes      $      (3,399)    $    (2,609)

Provision for Income Taxes:
---------------------------
Income Tax Benefit                        -               -
 Net Income (Loss)            $      (3,399)    $    (2,609)
                              =============    =============
Basic and Diluted Earnings
Per Common Share                   (0.0002)         (0.0004)
                              -------------    -------------
Weighted Average number of
Common Shares used in per
share calculations               21,000,000        7,000,000
                              =============    =============

The accompanying notes are integral part of the consolidated financial statements.

             Crafty Admiral Enterprises, Ltd.
              (A Development Stage Company)
            Statement of Stockholders' Equity
                As of September 30, 2004
                                                    Accumulated
                                                    Deficit During
                                  $0.001    Paid-In  Development Stockholders'
                         Shares   Par Value Capital   Period      Equity
                         --------- -------- --------  ---------- ------------
Balance, March 6, 2000           - $      - $      -  $        - $         -

Issuance of common stock 2,000,000    2,000    1,000           -       3,000

Net Income (Loss)                                        (2,291)     (2,291)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2000 2,000,000    2,000    1,000     (2,291)         709
                         --------- -------- --------  ---------- -----------
Issuance of common stock 5,000,000    5,000   42,000           -      47,000

Net Income (Loss)                                       (10,571)     (10,571)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2001 7,000,000    7,000   43,000    (12,862)      37,138
                         ========= ======== ========  ========== ===========
Net Income (Loss)                                       (12,097)     (12,097)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2002 7,000,000    7,000   43,000    (24,959)      25,041
                         ========= ======== ========  ========== ===========
Net Income (Loss)                                       (11,019)     (11,019)
                         --------- -------- --------  ---------- -----------
Balance,December 31,2003 7,000,000    7,000   43,000    (35,978)      14,022
                         ========= ======== ========  ========== ===========
Stock Forward Split3:1  14,000,000   14,000  (14,000)         -            -
Net Income (Loss)                                        (6,347)     (6,347)
                         --------- -------- --------  ---------- -----------
Balance,
September 30, 2004      21,000,000   21,000   29,000    (42,325)      7,675
                         ========= ======== ========  ========== ===========

The accompanying notes are integral part of the consolidated financial statements.

              Crafty Admiral Enterprises, Ltd.
              (A Development Stage Company)
                 Statement of Cash Flows
                       (Unaudited)
                                       ------------------------------
                                          For the Nine Months Ended
                                               September 30
                                       ------------------------------
                                            2004              2003
                                       =============    =============
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                         $  (6,347)       $  (8,477)
Adjustments to reconcile net loss to
net cash provided(used) to
operating activities:
 Increase(Decrease)in Accounts Payable          -             (1,600)
                                          ---------        ----------
 Total Adjustments                              -             (1,600)
                                          ---------        ----------
Net Cash Used in Operating Activities     $  (6,347)       $ (10,077)

Cash Flows from Investing Activities:
-------------------------------------
 Purchase of Mineral Properties                   -                 -
                                          ---------        ----------
Net Cash Used in Investing Activities     $       -                 -
                                          ---------        ----------
Cash Flows from Financing Activiites:
-------------------------------------
 Payments on Stockholder Advance                  -                 -
 Proceeds from Issuance of Stock                  -                 -
 Costs Incured to Raise Capital                   -                 -
                                           ---------        ----------
Net Cash Provided for Financing Activities$       -        $        -
                                          ----------        ----------
Net Increase(Decrease)in Cash             $   (6,347)      $   (10,077)

Cash Balance, Begin Period                    16,320            28,939
                                          ----------        ----------
Cash Balance, End Period                  $    9,973        $   18,862
                                          ==========        ==========
Supplemental Disclosures:
 Cash Paid for interest                   $       -        $        -
 Cash Paid for income taxes               $       -        $        -
 Stock Issued for Option to Purchase              -                 -
 Stock Issued for Repayment of Shareholder        -                 -

The accompanying notes are integral part of the consolidated financial statements.

                    CRAFTY ADMIRAL ENTERPRISES, LTD.
                     Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
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

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of September 30, 2004 and December 31, 2003.

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
--------------------------
While the Company is seeking additional capital through an offering, an officer and shareholder of the Company has advanced funds on behalf of the Company to pay for any costs incurred. The balance of the advances was $12,298 at December 31, 2001. On March 11, 2002 the company repaid $10,000 leaving a balance owing on December 31, 2002 of $2,298. No payments were made in 2003 or to Sptember 30, 2004 leaving a balance owing on September 30, 2004 of $2,298.

The advance is non-interest bearing and no interest has been accrued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION.

Results of Operations
---------------------
For the three months ended September 30, 2004, we had no revenues and incurred net operating losses of $3,399 as compared to no revenues and a net operating loss of $2,609 for the three months ended September 30, 2003. We are still in the development stage, have generated no revenues to date; and have an accumulated deficit of $42,325 from the date of incorporation to September 30, 2004. The majority of these expenses comprised operating expenses and legal/professional fees incurred in connection with the preparation and filing of our initial public offering, registration and compliance reporting documents.

There was no cash provided by financing activities for the three months ended September 30, 2004 or 2003. Our ability to continue as a going concern is wholly dependent on our ability to generate revenues or raise funds through sale of our equity securities for use in administrative, marketing and business activities.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $9,973 at September 30, 2004, and as of the date of the filing of this report, to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans, while we continue to expand our business plans.

Our stockholders' equity as of September 30, 2004, was $7,675.

Plan of Operation
-----------------
During the next twelve months, we intend to continue to try and get our business operations up and running. We have encountered several problems in the acquisition of parts we feel we need to establish our initial inventory. We are continuing to make contacts with potential and reputable suppliers for parts to list on our website.

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

Exhibit No.     Description
-----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
 99.1           Certifications Pursuant to 18 U.S.C.
                Section 1350, As Adopted Pursuant to
                Sec. 906 of the Sarbanes-Oxley Act of 2002


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

November 12, 2004             By:/s/ Lawrence Siccia,
                              President, CEO, CFO, Principal
                              Accounting Officer and Chairman
                              of the Board of Directors



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

                               13
<PAGE

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

        November 12, 2004      /s/ Lawrence Siccia
                             ----------------------------------------
                              Lawrence Siccia, Chief Executive Officer,
                              Chief Financial Officer and Principal
                              Accounting Officer