Form 10KSB
period 2004-12-31
CRAFTY ADMIRAL ENTERPRISES LTD
filed 2005-04-15
CIK 1168938

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       FOR THE YEAR ENDED DECEMBER 31, 2004

        Commission File Number 000-49725

         CRAFTY ADMIRAL ENTERPRISES, LTD.
  ---------------------------------------------
(Exact name of registrant as specified in its charter)

        Nevada                        88-0455809
 (State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)   Identification No.)

    Suite 601 - 1383 Marinaside Crescent
         Vancouver, BC, Canada                   V6Z 2W9
------------------------------------------------------------
     (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:(604) 612-4847

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The number of shares outstanding of Registrant's common stock as of December 31, 2004 was 21,000,000. Registrant had no revenues for the year ended December 31, 2004.

Registrant's common stock is listed on the OTCBB under the symbol
CFTY; however no active trading market has yet commenced.

Registrant's Form SB-2/A and all exhibits thereto, and Form 10QSB for the quarters ended March 30, 2004, June 30, 2004 and September 30, 2004 are incorporated herein by reference.

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

Principal Business Offices
--------------------------
Registrant's principal business office is located at Suite 601-
1383 Marinaside Crescent, Vancouver, BC, Canada, the home of its
President and CEO, Lawrence Siccia, which it occupies on a rent-free basis.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Registrant does not own any property. Registrant currently conducts business operations from the home of its President and Chairman of the Board on a rent-free basis.

ITEM 3.  LEGAL PROCEEDINGS

Registrant is not a party to any legal proceedings and is unaware of any pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 4, 2004, at a duly noticed meeting, the Stockholders of Registrant, representing a majority (64%) of the issued and outstanding common Stock of Registrant, approved the following proposed resolutions:

(1) to increase the current authorized capital of Registrant from 25,000,000 to 50,000,000 shares of Common Stock, with the par value to remain at $.001 per share; and

(2) to effect a forward split of the issued and outstanding common stock of Registrant on the basis of 3:1, with the par value to remain at $.001 per share. The effective date of the forward split shall be January 20, 2004. The forward split is a mandatory exchange and new certificates will be issued upon surrender of existing certificates by stockholders in the normal course of business. The new share amounts were reflected as book entries on the records of the stock transfer agent. A new Cusip number was obtained on January 9, 2004 and Nasdaq was given the required 10-day notice. In addition, Amended Articles of Incorporation were filed with the Nevada Secretary of State to reflect the increase in the authorized capital (Article IV).

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

Registrant had a net loss of $6,451 for the year ended December 31, 2004, as compared to $11,019 for the year ended December 31, 2003. From inception to December 31, 2004, Registrant had a total net loss of $42,429.

General and administrative expenses at December 31, 2004 were $6,451, compared to $11,019 at December 31, 2002. These expenses consisted of $6,239 and $10,994, respectively, in professional fees, including legal and accounting fees to prepare and file all quarterly reports when due, and operating expenses in the amount of $212 and $25, respectively.

Liquidity and Capital Resources
-------------------------------
At December 31, 2004, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $9,869 which represents the balance of proceeds raised in Registrant's public offering in 2001.

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

Plan of Operation
-----------------
We expect our current cash in the bank of $9,869 at December 31, 2004 and as of the date of this filing to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans, while we search for a suitable business opportunity.

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant's financial statement for the year ended December
31, 2004, audited by Bateman & Co., Inc., PC, an independent
Certified Accountanting Firm, immediately follow.

                  CRAFTY ADMIRAL ENTRPRISES, LTD.
                   (A Development Stage Company)




                    Audited Financial Statements
                    ----------------------------


                    December 31, 2004 and 2003

BATEMAN & CO., INC., P.C.
Certified Public Accountants
5 Briardale Court
Houston, TX. 77027-2904
(713) 552-9800
Fax (713) 552-9700
www.batemanhouston.com

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Of Crafty Admiral Enterprises, Ltd.

We have audited the accompanying balance sheet of Crafty Admiral Enterprises, Ltd. (a Nevada corporation and a development stage enterprise) as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004, and for the period from inception, March 6, 2000, through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Crafty Admiral Enterprises, Ltd. as of December 31, 2003, and for the year then ended, and the cumulative statements of operations, stockholders' equity, and cash flows from inception, March 6, 2000, through December 31, 2003, were audited by other auditors whose report dated February 6, 2004, expressed an unqualified opinion on those statements. Our report on the cumulative statements of operations, stockholders' equity, and cash flows from inception, March 6, 2000, through December 31, 2004, insofar as it relates to amounts for periods ending on or prior to December 31, 2003, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crafty Admiral Enterprises, Ltd. (a development stage enterprise) as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, and for the period from inception, March 6, 2000, through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is not currently engaged in a business and has suffered losses from development stage activities to date, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                /s/ BATEMAN & CO., INC., P.C.
Houston, Texas
April 13, 2005
                                 Member
            International Association of Practising Accountants
              Offices in Principal Cities Around The World

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

/s/ Clyde Bailey P.C.
    San Antonio, Texas
    February 6, 2004                12


                        CRAFTY ADMIRAL ENTERPRISES, INC.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                  A S S E T S
                                  -----------
                                                   December 31
                                            --------------------------
                                                2004            2003
                                            -------------   ----------

Current Assets
--------------
Cash                                          $      9,869  $   16,320
                                              ------------   ----------
     Total Current Assets                            9,869      16,320
                                              ------------   ----------
     Total Assets                             $      9,869      16,320
                                              ============   ==========

                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
Accounts Payable                                         -            -
Officer Advances                                     2,298        2,298
                                                ------------  ---------

     Total Current Liabilities                       2,298        2,298
                                               ------------  ----------
     Total Liabilities                               2,298        2,298

Commitments and Contingencies                            -            -

                      S T O C K H O L D E R S '   E Q U I T Y
                      ---------------------------------------
Common Stock                                        21,000       21,000
     50,000,000 authorized shares, par value $.001
     21,000,000 shares issued and outstanding

Additional Paid-in-Capital                          29,000       29,000
Accumulated Deficit during the
  Development period                               (42,429)     (35,978)
                                              ------------   ----------
     Total Stockholders' Equity (Deficit)           7,571       14,022
                                              ------------   ----------
     Total Liabilities and Stockholders'
     Equity                                    $     9,869   $   16,320
                                               ===========   ==========

The accompanying notes are integral part of these financial statements.

                        CRAFTY ADMIRAL ENTERPRISES, INC.
                        (A Development Stage Enterprise)
                            Statement of Operations

                                                        Inception,
                                 For the Years Ended   March 6, 2000,
                                     December 31         through
                                  2004       2003    December 31, 2004
                                 -------------------------------------
Revenues:
---------
Revenues                         $     -     $     -   $        -
                                 -------------------------------------
Expenses:
---------
Professional Fees                   6,239     10,994       28,220
Other general and administrative
 expenses                             212         25       14,209
                                 -------------------------------------
          Total Expenses            6,451     11,019       42,429
                                 -------------------------------------
Income(Loss) from Operations    $  (6,451)   (11,019)     (42,429)

Other Income/Expense:                   -          -            -
--------------------             -------------------------------------
Income before taxes on Income   $  (6,451)   (11,019)     (42,429)

Provision (credit) for
Income Taxes:
----------------------
Income Tax (benefit)                   -         -              -
                                --------------------------------------
          Net Income (Loss)     $  (6,451)   (11,019)     (42,429)
                                ======================================
Basic and Diluted Earnings Per
Common Share                       (0.00)     (0.00)
                               -----------------------
Weighted Average number of
Common Shares used in per
share calculations             21,000,000   21,000,000
                               =======================


The accompanying notes are integral part of these financial statements.

                      CRAFTY ADMIRAL ENTERPRISES, LTD.
                      (A Development Stage Enterprise)
                       Statement of Stockholders' Equity
                           As of December 31, 2004

                                        Accumulated
                                         Deficit
                      $.001   Paid-In   During the   Stockholders'
            Shares  Par Value Capital   Development     Equity
                                          Stage
            ------  --------- -------  ------------  ------------
-
Balances,
March 6,
2000
(Inception)       -        -        -           -           -

Issuance
of common
stock     2,000,000  $2,000   $  1,000     $  -       $ 3,000

Net Income
(Loss)                                        (2,291)  (2,291)
          ----------------------------------------------------
Balance at
December
31, 2000  2,000,000  2,000      1,000         (2,291)     709
          ===================================================
Issuance
of common
stock
(net of
$3,000
offering
costs)    5,000,000  5,000     42,000          -       47,000

Net Income
(Loss)                                       (10,571) (10,571)
         ----------------------------------------------------
Balance at
December
31, 2001  7,000,000  7,000     43,000        (12,862)  37,138
         ====================================================
Net Income
(Loss)                                       (12,097) (12,097)
         ----------------------------------------------------
Balance at
December
31, 2002  7,000,000  7,000    43,000         (24,959)  25,041
        =====================================================
Net Income
(Loss)          -         -        -         (11,019) (11,019)
         ----------------------------------------------------
Balance at
December
31, 2003   7,000,000  7,000    43,000        (35,978)  14,022
         ====================================================
Effect of
3 for 1
forward
split     14,000,000 14,000   (14,000)             -        -

Net Income
(Loss)          -         -        -          (6,451)  (6,451)
         ----------------------------------------------------
Balance at
December
31, 2004  21,000,000 21,000    29,000         (42,429)  7,571
         ====================================================

The accompanying notes are integral part of these financial statements.

                         CRAFTY ADMIRAL ENTERPRISES, LTD.
                         (A Development Stage Enterprise)
                           Statement of Cash Flows
                                                      Inception,
                                 For the Years Ended   March 6, 2000,
                                     December 31         through
                                  2004       2003    December 31, 2004
                                 -------------------------------------
Cash Flows from Operating
Activities
-------------------------
     Net Income (Loss)           $  (6,451)   (11,019)  $  (42,429)
  Changes in operating assets
  and liabilities:
      Increase(Decrease)in
      Accounts Payable                   -     (1,600)           -
                                 ----------------------------------
Net Cash flows from
Operating Activities                (6,451)   (12,619)     (42,429)

Cash Flows from Investing
Activities:
-------------------------                -          -            -
                                 ----------------------------------
Cash Flows from Financing
Activities:
-------------------------
 Shareholder Advance                    -           -        2,298
 Proceeds from Sale of Stock            -           -       50,000
                                  ----------------------------------
Net Cash Flow from
Financing Activities                    -           -       52,298
                                 ----------------------------------
Net Increase(Decrease) in Cash   $ (6,451)    (12,619)       9,869
                                 ---------------------------------
Cash and equivalents,
beginning of period                16,320      28,939            -
                                 ----------------------------------
Cash and equivalents,
end of period                    $  9,869    $ 16,320      $ 9,869
                                 ==================================
Supplemental Cash Flow Disclosures:
 Cash Paid for interest         $      -     $     -        $     -
 Cash Paid for income taxes     $      -     $     -        $     -

The accompanying notes are integral part of these financial statements.

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

Accounting Basis
----------------
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises. The functional currency is the U.S. Dollar, and the financial statements are presented in U.S. Dollars.

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

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents."
Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of cash, receivables, and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which

                      CRAFTY ADMIRAL ENTERPRISES, LTD.
                       (A Development Stage Company)
                       Notes to Financial Statements

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

                      CRAFTY ADMIRAL ENTERPRISES, LTD.
                       (A Development Stage Company)
                       Notes to Financial Statements

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

In December 2004, FASB Statement Number 123, "Share-Based Payment," was revised. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). Previously, the intrinsic value method could be used for such awards. The effect of the pronouncement on the Company's financial statements has not been determined. If it issues stock options in the future, it will be required to follow this pronouncement.

Note 2  -  Going Concern
------------------------
At December 31, 2004, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement the business plan (see Note 1 above) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3  -  Common Stock
-----------------------
On January 7, 2004 the shareholders of the Company approved a forward split of the issued and outstanding common shares of the Company on a 3:1 ratio and an increase in the Authorized share capital from 25,000,000 to 50,000,000. On the effective date there were 7,000,000 common shares outstanding. Following the split there were 21,000,000 shares outstanding. No new shares have been issued since the split. The effect of the stock split has been shown retroactively in the accompanying financial statements.

                      CRAFTY ADMIRAL ENTERPRISES, LTD.
                       (A Development Stage Company)
                       Notes to Financial Statements

In March 2000, the President of the Company acquired 2,000,000 shares of the Company's common stock for $3,000 in cash. In August 2001, a further 5,000,000 shares of the Company's common stock were sold to unrelated parties for $50,000, less $3,000 in offering costs.

Note 4  -  Related Parties
--------------------------
While the Company is seeking additional capital through an offering, an officer and shareholder of the Company has advanced funds on behalf of the Company to pay for any costs incurred. The balance of the advances was $12,298 at December 31, 2001. On March 11, 2002 the company repaid $10,000 leaving a balance owing on December 31, 2002 of $2,298. No payments were made in 2004 leaving a balance owing on December 31, 2004 of $2,298.

The advance is not evidenced by a written document, is due upon demand, is non-interest bearing, and no interest has been accrued.

Note 5 - INCOME TAXES
---------------------
The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	                                  December 31,2004   December 31,2003
                                          ----------------   ----------------
Refundable Federal income tax
  attributable to:
  Current operations	                       $(2,200)          $(3,700)
  Less, Change in valuation allowance            2,200             3,700
    Net refundable amount                            -                 -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	                                  December 31,2004   December 31,2003
                                          ----------------   ----------------
Deferred tax asset attributable to:
  Net operating loss carryover	               $14,400           $12,200
  Less, Valuation allowance                    (14,400)          (12,200)
    Net deferred tax asset                           -                 -

At December 31, 2004, we had an unused net operating loss carryover approximating $42,400 that is available to offset future taxable income; it expires beginning in 2020.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants on accounting or other financial disclosures. Our former accountant, Clyde Bailey, PC, resigned in March 2005 for health and other reasons, at which time, we appointed Bateman & Co., Inc., P.C., an independent certified public accounting firm located in Houston, Texas, as our principal accounting firm. Clyde Bailey's audit report on our financial statements for the year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles.

The decision to change auditors was recommended to the stockholders and approved by the Board of Directors and by majority vote of the stockholders, based solely on the reason that Clyde Bailey, PC, resigned for health and other reasons. There have been no disagreements with Clyde Bailey PC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scopes or procedures.

Item 8a. Accounting Controls and Procedures
-------------------------------------------
Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading.
The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles.
Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

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

The names, addresses, ages and positions of the current officers and directors is set forth below:

Name and Address            Age      Position(s)
----------------           ----      -------------
Lawrence Siccia	            34	     President, CEO,
1608 Yew Street #403	             Secretary, CFO,
Vancouver, BC, Canada   V6K 3E7      Treasurer and Director

Background of Officers and Directors
------------------------------------
Lawrence Siccia has been the President, Secretary, Treasurer and Director of Crafty Admiral Enterprises, Ltd. since May 3, 2001. Since 1995, he has also been a Finance Broker and the Retail Lease Manager for Totem Ford in Vancouver, B.C., Canada. Mr. Siccia has been in the automobile industry since 1994 and has extensive knowledge of automobiles, parts and the automobile industry in general. He devotes his time as required to our business.

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

To the best of our knowledge, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

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

-----------------------------------------------------------------
                  SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------
                        Annual Compensation     Long-Term Comp.
                                       Other    Awards    Payouts
Name and                               Annual
Position(s)       Year  Salary  Bonus  Comp.
-----------------------------------------------------------------
Lawrence Siccia   2004  None    None   None      None      None
President, CEO,   2003  None    None   None      None      None
CFO, Secretary,
Treasurer and
Director
-----------------------------------------------------------------

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.


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

-------------------------------------------------------------------
Title of Class  Name and Address           Amount and
                of Beneficial              Nature of      Percent
                    Owner                  Beneficial     of Class
                                           Ownership
-------------------------------------------------------------------
Common Stock    Lawrence Siccia             6,000,000       29%
                #403 - 1608 Yew St.
                Vancouver, BC,
                Canada V2S7C9
-------------------
All Officers and
Directors as a
Group (1 person)                            6,000,000       29%

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


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) 1 & 2.  Registrant's financial statement for the years ended
            December 31, 2004 and 2003 are included herein.

(a) 3. Registrant filed no reports on Form 8-K during the fourth quarter ended December 31, 2004; however, subsequent to the year end, we filed a report on Form 8-K to disclose our change in auditors due to the resignation of our auditor for health reasons. We hereby incorporate the Form 8-K filed on March 16, 2005 herein. The text of said form can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 0-49725.

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10-SB Registration Statement, filed on May 6, 2003, under SEC File Number 0-49725 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit Number     Description
--------------     -----------
    3(i) *         Articles of Incorporation
    3(ii)*         Bylaws
   99.1            Sec. 302 Certification
   99.2            Sec. 906 Certifications


Item 14. Principal Accountant Fees and Services
-----------------------------------------------
Audit Fees
----------
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003 were $1,500 and $1,500, respectively, and the review for the financial statements included in our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2004 and 2003, were $750 and $500, respectively.

Audit Related Fees
------------------
We incurred no fees for the fiscal years ended December 31, 2004 and 2003 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees
--------
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended
December 31, 2004 and 2003 were nil.

All Other Fees
--------------
We incurred no other fees during the fiscal years ended December 31, 2004 and 2003 for products and services rendered by our principal accountant.



                        SIGNATURES
                        -----------
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 14, 2005     Crafty Admiral Enterprises, Ltd.
                           by: /s/ Lawrence Siccia, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

Dated:  April 14, 2005     Crafty Admiral Enterprises, Ltd.
                           by: /s/ Lawrence Siccia, President