Form 10QSB
period 2005-03-31
CRAFTY ADMIRAL ENTERPRISES LTD
filed 2005-05-17
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                        FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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

The number of shares outstanding of the registrant's common stock as of March 31, 2005 was 21,000,000. Registrant's original registration statement on Form 10SB and all exhibits thereto, filed under SEC
File Number 0-49725, are incorporated herein by reference.

PART I

Financial Information
---------------------

Item 1.  Financial Information

The consolidated financial statements for Crafty Admiral Enterprises, Ltd. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our Form 10K-SB for the year ended December 31, 2004.

                       Crafty Admiral Enterprises, Ltd.
                        (A Development Stage Company)
                              Balance Sheets

                              ASSETS
                              ------
                                          March 31     December 31
                                             2005          2004
                                         (Unaudited)    (Audited)
                                          ---------     --------
Current Assets
--------------
Cash                                       $  8,719     $  9,869
                                           --------     --------
Total Current Assets                          8,719        9,869
                                           --------     --------
Total Assets                               $  8,719     $  9,869
                                           ========     ========
                            LIABILITIES
                            -----------
Current Liabilities
-------------------
Accounts Payable                                943            -
Officer Advances                              2,298        2,298
                                           --------     --------
Total Current Liabilities                     3,241        2,298
                                           --------     --------
Total Liabilities                             3,241        2,298
                                           --------     --------
Commitments and Contingencies                     -            -
                                           --------     --------

                        STOCKHOLDERS' EQUITY
                        --------------------
Common Stock                                 21,000       21,000
 $.001 par value, 50,000,000 shares
 authorized, 21,000,000 shares
 issued and outstanding.

Additional Paid-In-Capital                   29,000       29,000
Accumulated Deficit during the
Development Period                          (44,522)     (42,429)
                                            --------     --------
Total Stockholders' Equity (Deficit)          5,478        7,571
                                            --------     --------
Total Liabilities and Stockholders'Equity  $  8,719     $  9,869
                                            ========     ========

The accompanying notes are an integral part of these financial statements.


           Crafty Admiral Enterprises, Ltd.
            (A Development Stage Company)
               Statements of Operations
                     (Unaudited)
                                                     Inception,
                                                   March 6, 2000
                       For the Three Months Ended     Through
                                March 31              March 31
                       --------------------------
                           2005           2004           2005
                        ------------  ------------  ------------
Revenues:
---------
Revenues                   $        -    $       -    $        -
                           ----------    ---------    ----------
Expenses:
---------
Professional Fees               2,093        2,697        30,313
Other general and
administrative expenses             -          183        14,209
                           ----------    ---------    ----------
 Total operating expenses       2,093        2,880        44,522
                           ----------    ---------    ----------
 Income (loss)
 from operations               (2,093)      (2,880)      (44,522)
                           ----------    ---------    ----------
Other income (expense):             -            -             -
-----------------------    ----------    ---------    ----------
Income before taxes
on income                      (2,093)      (2,880)      (44,522)


Provision (credit)
for Income Taxes:
-----------------
Income Tax (benefit)                -            -             -
                           ----------    ---------    ----------
 Net Income (Loss)         $  (2,093)    $  (2,880)    $ (44,522)
                           ==========    =========    ==========
Basic and Diluted Earnings
Per Common Share               (0.00)       (0.00)
                           ==========    =========
Weighted Average number of
Common Shares used in per
share calculations         21,000,000    21,000,000
                           ==========    ==========

The accompanying notes are an integral part of these financial statements.

                      CRAFTY ADMIRAL ENTERPRISES, LTD.
                      (A Development Stage Enterprise)
                     Statements of Stockholders' Equity
                               (Unaudited)

                                       Accumulated
                                         Deficit
                      $.001   Paid-In   During the   Stockholders'
            Shares  Par Value Capital   Development     Equity
                                          Stage
            ------  --------- -------  ------------  ------------
Balances,
March 6,
2000
(Inception)       -        -        -           -           -

Issuance
of common
stock     2,000,000  $2,000   $  1,000     $  -       $ 3,000

Net Income
(Loss)                                        (2,291)  (2,291)
          ----------------------------------------------------
Balance,
December
31, 2000  2,000,000  2,000      1,000         (2,291)     709
          ===================================================
Issuance
of common
stock
(net of
$3,000
offering
costs)    5,000,000  5,000     42,000          -       47,000

Net Income
(Loss)                                       (10,571) (10,571)
         ----------------------------------------------------
Balance,
December
31, 2001  7,000,000  7,000     43,000        (12,862)  37,138
         ====================================================
Net Income
(Loss)                                       (12,097) (12,097)
         ----------------------------------------------------
Balance,
December
31, 2002  7,000,000  7,000    43,000         (24,959)  25,041
        =====================================================
Net Income
(Loss)          -         -        -         (11,019) (11,019)
         ----------------------------------------------------
Balance,
December
31, 2003   7,000,000  7,000    43,000        (35,978)  14,022
         ====================================================
Effect of
3 for 1
forward
split     14,000,000 14,000   (14,000)             -        -

Net Income
(Loss)          -         -        -          (6,451)  (6,451)
         ----------------------------------------------------
Balance,
December
31, 2004  21,000,000 21,000    29,000         (42,429)  7,571

Net Income
(Loss)          -         -        -          (2,093)  (2,093)
         ----------------------------------------------------
Balance,
March 31,
2005      21,000,000 21,000    29,000         (44,522)  5,478
         ====================================================

The accompanying notes are an integral part of these financial statements.

      s


              Crafty Admiral Enterprises, Ltd.
              (A Development Stage Company)
                Statements of Cash Flows
                       (Unaudited)
                                                     Inception,
                                                   March 6, 2000
                       For the Three Months Ended     Through
                                March 31              March 31
                       --------------------------
                           2005           2004           2005
                        ------------  ------------  ------------
Cash Flows from
Operating Activities:
---------------------
Net Income (Loss)        $   (2,093)   $ (2,881)     $  (44,522)

Changes in operating
assets and liabilities:
Increase (decrease) in
accounts payable                943           -             943
                         ----------   ----------    -----------
Net cash flows from
operating activities        (1,150)      (2,881)        (43,579)
                         ----------   ----------    -----------
Cash Flows from
Investing Activities:             -            -              -
---------------------    ----------   ----------    -----------
Shareholder advance               -            -          2,298
Proceeds from sale of stock       -            -         50,000
                         ----------   ----------    -----------
Net cash flows from
financing activities              -            -         52,298
                         ----------   ----------    -----------
Net increase (decrease)
in cash                     (1,150)      (2,881)          8,719

Cash and equivalents,
beginning of period          9,869       16,320               -
                         ----------   ----------    -----------
Cash and equivalents,
end of period            $   8,719    $  13,439     $     8,719
                         =========    ==========    ===========

Supplemental Disclosures:
Cash Paid for interest   $       -    $        -    $         -
Cash Paid for income tax $       -    $        -    $         -

The accompanying notes are integral part of the consolidated financial statements.

                         CRAFTY ADMIRAL ENTERPRISES, LTD.
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included our Form 10-KSB for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

Note 1  -  Development Stage Enterprise
---------------------------------------
The Company is a development stage enterprise, as defined in the Statement of Financial Accounting Standards No.7 "Accounting and
Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Note 2  -  Going Concern
------------------------
At March 31, 2005, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.
These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - INCOME TAXES
---------------------
The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

                        CRAFTY ADMIRAL ENTERPRISES, LTD.
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

The provision for refundable Federal income tax consists of the following:

                                   March 31,       December 31,
                                       2005              2004
                                 (Unaudited)          (Audited)
                                 ------------------------------

Refundable Federal income
tax attributable to:

 Current operations                $(700)             $(2,200)
 Less, Change in
 valuation allowance                 700                2,200
                                 ------------------------------
    Net refundable amount              -                    -
                                 ==============================


The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                   March 31,       December 31,
                                       2005              2004
                                 (Unaudited)          (Audited)
                                 ------------------------------

Deferred tax asset attributable to:

 Net operating loss carryover      $ 15,100          $ 14,400
 Less, valuation allowance          (15,100)          (14,400)
                                 ------------------------------
    Net deferred tax asset                -                 -
                                 ==============================


At December 31, 2004, we had an unused net operating loss carryover approximating $42,400 that is available to offset future taxable income; it expires beginning in 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2004, which can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 0-49725.

Note Regarding Forward-Looking Statements
-----------------------------------------
The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

General
-------
Crafty Admiral Enterprises, Inc. was incorporated in the State of Nevada on March 6, 2000. The corporation was originally organized to engage in the business of the sale of classic auto parts to classic auto owners all over the world through its Internet site/online store; however, Registrant was unsuccessful in implementing its online store and was unable to afford the cost of purchasing, warehousing and shipping the initial inventory required to get the business started. As a result, Registrant ceased operations in approximately July 2002.

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

Results of Operations
---------------------
Three Months Ended March 31, 2005 compared to Three Months Ended
March 31, 2004
-----------------------------------------------------------------
We had no revenues for the three months ended March 31, 2005.

Operating expenses were $2,093 for the three months ended March 31, 2005, as compared to $2,880 for the three months ended March 31, 2004. These expenses were mainly attributed to professional fees incurred to prepare and file Registrant's quarterly and annual reports with the U.S. Securities and Exchange Commission.

Net loss was $2,093 or $NIL per share for the three months ended March 31, 2005, as compared to a net loss of $2,880 or $NIL per share for the three months ended March 31, 2004.

Liquidity and Capital Resources
-------------------------------
At March 31, 2005, we had $8,719 in cash in the bank.

Net cash flow from operating activities for the three months ended March 31, 2005 was ($1,150) as compared to net cash flow from operating activities of ($2,881) for the three months ended March 31, 2004.

There were no cash flows from either investing or financing activites for the three months ended March 31, 2005.

Our stockholders' equity was $5,478 at March 31, 2005.

While we believe our current capital will be sufficient to meet our cash flow needs for the next 12 months, there can be no guarantee.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not intend to hire any new employees during the ensuing year

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income or revenues.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements.

ITEM 3.   CONTROLS AND PROCEDURES
---------------------------------
Critical Accounting Policies
----------------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading.
The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles.
Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

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

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10-SB Registration Statement, filed on May 6, 2003, under SEC File Number 0-49725 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.     Description
-----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
 99.1           Sec. 302 Certification
 99.2           Sec. 906 Certifications

B) One report on Form 8-K filed was during the quarter to disclose our change in accounting firms due to the resignation of our previous auditors. The Form 8-K can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 0-49725.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Crafty Admiral Enterprises, Ltd.,
                              a Nevada corporation

May 15, 2005                  By:/s/ Lawrence Siccia,
                              President, CEO, CFO, Principal
                              Accounting Officer and Chairman
                              of the Board of Directors


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              Crafty Admiral Enterprises, Ltd.,
                              a Nevada corporation

May 15, 2005                  By:/s/ Lawrence Siccia,
                              President, CEO, CFO, Principal
                              Accounting Officer and Chairman
                              of the Board of Directors