Form 10QSB
period 2005-06-30
CRAFTY ADMIRAL ENTERPRISES LTD
filed 2005-08-15
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                        FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2005.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

             Commission File Number: 0-49725

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

The number of shares outstanding of the registrant's common stock as of June 30, 2005 was 21,000,000. Registrant's original registration statement on Form 10-SB and all exhibits thereto, filed under SEC
File Number 0-49725, are incorporated herein by reference.

PART I

Financial Information
---------------------

Item 1.  Financial Information

The consolidated financial statements for Crafty Admiral Enterprises, Ltd. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our Form 10K-SB for the year ended December 31, 2004.

                       Crafty Admiral Enterprises, Ltd.
                        (A Development Stage Company)
                              Balance Sheets


                                          June 30     December 31
                                             2005          2004
                                         (Unaudited)    (Audited)
                                          ---------     --------
Assets
------

Current
-------
Cash and cash equivalents                  $  5,874     $  9,869
                                           ========     ========

Liabilities
-----------

Current
-------
Accounts payable and accrued
 liabilities (Note 3)                         2,921           -
Officer advances (Note 3)                     2,298        2,298
                                           --------     --------
                                              5,219        2,298
                                           --------     --------

Stockholders' equity
--------------------
Capital stock (Note 4)

  Authorized
   30 June 2005 - 50,000,000 of
   common shares, par value $.001)
  Issued and outstanding
   21,000,000 common shares                  21,000      21,000

Additional Paid-In-Capital                   29,000      29,000

Deficit, accumulated during the
 development stage                          (49,345)    (42,429)
                                           --------     -------
                                                655       7,571
                                           --------     -------
                                              5,874       9,869
                                           ========     =======

Nature and Continuance of Operations (Note 1)

The accompanying notes are an integral part of these financial statements.


                  Crafty Admiral Enterprises, Ltd.
                   (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)


                                                                                               For the
                                                                                             period from
                                   For the      For the        For the        For the        the date of
                                 Three Month   Three Month    Six Month      Six Month       inception on
                                 Period Ended  Period Ended  Period Ended   Period Ended   6 March 2000 to
                                June 30, 2005 June 30, 2004  June 30, 2005  June 30, 2004   June 30, 2005
                                ------------- -------------  -------------  -------------  ---------------
Revenues:
---------
Revenues                         $              $      -       $     -        $      -       $        -
                                ------------- -------------  -------------  -------------  ---------------
Expenses:
---------
Operating                                 44           67            45             200           14,253
Professional Fees                      4,779            -         6,871           2,748           35,092
                                ------------- -------------  -------------  -------------  ---------------
Loss for the period                   (4,823)         (67)       (6,916)         (2,948)         (49,345)
                                ============= =============  =============  =============  ===============


Basic and diluted earnings
per common share                       (0.00)       (0.00)        (0.00)          (0.00)
                                ------------- -------------  -------------  -------------

Weighted average number of
common shares used in per
share calculations                21,000,000   21,000,000     21,000,000     21,000,000
                                ------------- -------------  -------------  -------------













The accompanying notes are an integral part of these financial statements.


                          Crafty Admiral Enterprises, Ltd.
                           (A Development Stage Company)
                             Statements of Cash Flows
                                   (Unaudited)


                                                                                               For the
                                                                                             period from
                                   For the      For the        For the        For the        the date of
                                 Three Month   Three Month    Six Month      Six Month       inception on
                                 Period Ended  Period Ended  Period Ended   Period Ended   6 March 2000 to
                                June 30, 2005 June 30, 2004  June 30, 2005  June 30, 2004   June 30, 2005
                                ------------- -------------  -------------  -------------  ---------------
Cash Flows from
Operating Activities:
---------------------
Loss for the period             $   (4,823)     $     (67)     $ (6,916)     $   (2,948)     $  (49,345)

Changes in operating
assets and liabilities:
 Increase (decrease) in
 accounts payable and
 accrued liabilities                 1,978              -         2,921              -            2,921
                                ------------- -------------  -------------  -------------  ---------------
                                    (2,845)           (67)       (3,995)         (2,948)        (46,424)
                                ------------- -------------  -------------  -------------  ---------------
Cash Flows from
Financing Activities:
--------------------
Shareholder advance                      -              -             -               -           2,298
Proceeds from sale of stock              -              -             -               -          50,000
                                ------------- -------------  -------------  -------------  ---------------
                                         -              -             -               -          52,298
                                ------------- -------------  -------------  -------------  ---------------

Decrease in cash and
 cash equivalents                   (2,845)           (67)       (3,995)         (2,948)          5,874


Cash and cash equivalents,
 beginning of period                 8,719         13,439         9,869          16,320               -
                                ------------- -------------  -------------  -------------  ---------------

Cash and cash equivalents,
end of period                        5,874         13,372         5,874          13,372           5,874
                                ============= =============  =============  =============  ===============


Supplemental Disclosures with
Respect to Cash Flows (Note 6)

        The accompanying notes are integral part of the consolidated financial statements.

                     CRAFTY ADMIRAL ENTERPRISES, LTD.
                     (A Development Stage Enterprise)
                      Notes to Financial Statements
                             June 30, 2005
                              (Unaudited)

1. Nature and Continuance of Operations

Crafty Admiral Enterprises, Ltd. (the "Company") is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7 and Reporting by Development Stage Enterprises. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company's financial statements as at 30 June 2005 and for each of the three month and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $6,916 for the six month period ended 30 June 2005 (30 June 2004-$2,948) and has working capital of $655 at 30 June 2005 (31 December 2004-$7,571).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2005. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2005, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

These unaudited interim financial statements have been prepared in accordance with accounting policies as set out in the Company's audited financial statements for the year ended 31 December 2004, except as described in this note.

                     CRAFTY ADMIRAL ENTERPRISES, LTD.
                     (A Development Stage Enterprise)
                      Notes to Financial Statements
                             June 30, 2005
                              (Unaudited)


These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended 30 June 2005 are not necessarily indicative of the results that may be expected for the year ended 31 December 2005. For further information, refer to the audited financial statements of the Company for the year ended 31 December 2004.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Revenue recognition

The Company is recognized the revenue in the year in which the related expenses are incurred.

Income taxes

The Company follows the Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reported period. Actual results could differ from these estimates.

Financial instruments

Financial instruments are initially recorded at historical costs.
If subsequent circumstances indicate that a decline in fair value of a financial instrument is other than temporary, the financial asset is written-down to its fair value.

                     CRAFTY ADMIRAL ENTERPRISES, LTD.
                     (A Development Stage Enterprise)
                      Notes to Financial Statements
                             June 30, 2005
                              (Unaudited)


Comparative figures

Certain comparative figures have been adjusted to conform to the current period's presentation.


3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

During the three month period ended 30 June 2005, the Company paid or accrued officer advances of $2,298 (31 December 2004-$2,298) to a director of the Company.

4.	Capital Stock

Authorized

The total authorized capital is 50,000,000 of common shares with par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 21,000,000 of common shares at $0.001 per share.

5.	Income Taxes

The provision for refundable Federal income tax consists of the following:


                                30 June 2005  31 December 2004
                                ------------  ----------------
                                           $                 $

Deferred tax asset
attributable to:

 Current operations                    (700)           (2,200)
 Less: Change in
 valuation allowance                    700             2,200
                               ------------       -----------
  Net refundable amount	                  -                 -
                               ============       ===========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                30 June 2005  31 December 2004
                                ------------  ----------------
                                           $                 $

Net operating loss carryover          15,100            14,400
Less: Valuation allowance            (15,100)          (14,400)
                                ------------       -----------
  Net deferred tax asset                   -                 -
                                ============       ===========

                     CRAFTY ADMIRAL ENTERPRISES, LTD.
                     (A Development Stage Enterprise)
                      Notes to Financial Statements
                             June 30, 2005
                              (Unaudited)


At 31 December 2004, we had an unused net operating loss carryover approximating $42,400 that is available to offset future taxable income. It expires beginning in 2020.


6. Supplemental Disclosure with Respect to Cash Flows



                                                                   For the period
		                      For the       For the        from the date of
                                      six month     six month      of inception on
                                      period ended  period ended   6 March 2000 to
                                      30 June 2005  30 June 2004   30 June 2005
                                      ------------  ------------   ----------------

                                           $              $               $

Cash paid during the period
for interest                               -              -               -

Cash paid during the period
for income taxes                           -              -               -


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

Results of Operations
---------------------
Three Months Ended June 30, 2005 compared to Three Months Ended
June 30, 2004
-----------------------------------------------------------------
We had no revenues for the three months ended June 30, 2005.

Total expenses were $4,823 for the three months ended June 30, 2005, as compared to $67 for the three months ended June 30, 2004. These expenses were mainly attributed to professional fees incurred to prepare and file Registrant's quarterly and annual reports with the U.S. Securities and Exchange Commission.

Net loss was $4,823 or $NIL per share for the three months ended June 30, 2005, as compared to a net loss of $67 or $NIL per share for the three months ended June 30, 2004.

Liquidity and Capital Resources
-------------------------------
Our only source of liquidity at June 30, 2005 consists solely of our cash in the bank in the amount of $5,874. Our current liabilities consist of $5,219 in accounts payable at June 30, 2005.

Net cash used in operating activities for the three months ended June 30, 2005 was $(2,845), which was attributed to general and administrative expenses incurred in our day-to-day operations and the preparation and filing of our reports with the SEC.

Our stockholders' equity was $655 at June 30, 2005 or $Nil per share.

Net cash provided by financing activities for the three months ended June 30, 2005 was $0.

While we believe our current capital will be sufficient to sustain operations until December 31, 2005, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations or execute our business plans.

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had an accumulated deficit of $49,345 at June 30, 2005.

We may elect to raise additional capital in the future, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions; however, there can be no assurance that we can raise additional financing on favorable terms.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not intend to hire any new employees during the ensuing year, unless our business operations expand sufficiently to warrant additional staff.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income or revenues.


Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements or contractual or commercial commitments.


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

August 13, 2005               By:/s/ Lawrence Siccia,
                              President, CEO, CFO, Principal
                              Accounting Officer and Chairman
                              of the Board of Directors


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              Crafty Admiral Enterprises, Ltd.,
                              a Nevada corporation

August 13, 2005               By:/s/ Lawrence Siccia,
                              President, CEO, CFO, Principal
                              Accounting Officer and Chairman
                              of the Board of Directors