Form 10QSB
period 2005-09-30
CRAFTY ADMIRAL ENTERPRISES LTD
filed 2005-11-15
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                        FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2005.

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

The number of shares outstanding of the registrant's common stock as of September 30, 2005 was 42,000,000. Registrant's original registration statement on Form 10SB and all exhibits thereto, filed under SECFile Number 0-49725, are incorporated herein by reference.

PART I

Financial Information
---------------------

Item 1.  Financial Information

The consolidated financial statements for Crafty Admiral Enterprises, Ltd. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our Form 10K-SB for the year ended December 31, 2004.

                       Crafty Admiral Enterprises, Ltd.
                        (A Development Stage Company)
                              Balance Sheets
                          (Expressed in U.S. Dollars)

                                              As at        As at
                                       September 30  December 31
                                               2005         2004
                                         (Unaudited)    (Audited)
                                                  $            $
                                       ------------  -----------
Assets
------
Current
-------
Cash and cash equivalents                    21,525        9,869
                                           ========     ========
Liabilities
-----------
Current
-------
Accounts payable and accrued
liabilities (Note 3)                            415            -
Officer Advances (Note 4)                     2,298        2,298
                                           --------     --------

Convertible debentures (Note 5)              20,000            -

Stockholders' equity
--------------------
Capital stock (Note 6)

Authorized
 30 Septembe 2005 - 300,000,000 common
 shares, par value $0.001 and 50,000,000
 preferred shares, par value $0.001
 31 December 2004 - 50,000,000 common
 shares, par value $0.01
Issued and outstanding
 30 September 2005 - 42,000,000 common
 shares
 31 December 2004 - 21,000,000 common
 shares                                      42,000       21,000
Additional paid-in capital                    8,000       29,000
Deficit, accumulated during the
 development stage                          (51,188)     (42,429)
                                          ---------     --------
                                             (1,188)       7,571
                                          ---------     --------
                                             21,525        9,869
                                          =========     ========
Nature and Continuance of Operations
(Note 1)

The accompanying notes are an integral part of these financial statements.


                          Crafty Admiral Enterprises, Ltd.
                           (A Development Stage Company)
                             Statements of Operations
                            (Expressed in U.S. Dollars)
                                     (Unaudited)

                                                                                         For the
                                                                                     period from
                                For the       For the       For the       For the    the date of
                             three month   three month    nine month    nine month  inception on
                            period ended  period ended  period ended  period ended  6 March 2000
                            30 September  30 September  30 September  30 September  30 September
                                    2005          2004          2005          2004          2005
                                       $             $             $             $             $
                            --------------------------------------------------------------------
Expenses
--------
Operating                            25              9            70           210       14,279
Professional fees                 1,818          3,390         8,689         6,137       36,909
                            --------------------------------------------------------------------
Net loss for the period          (1,843)        (3,399)       (8,759)       (6,347)     (51,188)
                            ====================================================================

Basic and diluted
earnings per common share        (0.001)        (0.001)       (0.001)       (0.001)
                            ------------------------------------------------------

Weighted average number of
common shares used in per
share calculations           42,000,000     21,000,000    42,000,000    21,000,000
                            ======================================================


The accompanying notes are an integral part of these financial statements.


                          Crafty Admiral Enterprises, Ltd.
                           (A Development Stage Company)
                             Statements of Cash Flows
                            (Expressed in U.S. Dollars)
                                    (Unaudited)
                                                                                         For the
                                                                                     period from
                                For the       For the       For the       For the    the date of
                             three month   three month    nine month    nine month  inception on
                            period ended  period ended  period ended  period ended  6 March 2000
                            30 September  30 September  30 September  30 September  30 September
                                    2005          2004          2005          2004          2005
                                       $             $             $             $             $
                            --------------------------------------------------------------------
Cash Flows from
Operating Activities
--------------------
Net loss for the period         (1,843)       (3,399)      (8,759)        (6,347)      (51,188)

Changes in operating
assets and liabilities:
Increase (decrease) in
accounts payable                (2,506)           -           415              -           415
                            --------------------------------------------------------------------
                                (4,349)       (3,399)      (8,344)        (6,347)      (50,773)
                            --------------------------------------------------------------------
Cash flows from
investing activities                 -             -            -              -             -
                            --------------------------------------------------------------------
Cash flows from
financing activities
--------------------
Shareholder advance                  -             -            -              -         2,298
Convertible debentures          20,000             -       20,000              -        20,000
Proceeds from sale of stock          -             -            -              -        50,000
                            --------------------------------------------------------------------
                                     -             -            -              -        72,298
                            --------------------------------------------------------------------
Increase (decrease) in
and cash equivalents            15,651        (3,399)     (11,656)        (6,347)       21,525

Cash and cash equivalents,
beginning of period              5,874        13,372        9,869         16,320            -
                            --------------------------------------------------------------------
Cash and cash equivalents,
end of period                   21,525         9,973       21,525          9,973        21,525
                            ====================================================================

Supplemental Disclosures
with Respect to Cash
Flows (Note 8)

The accompanying notes are integral part of these financial statements.


                       Crafty Admiral Enterprises, Ltd.
                        (A Development Stage Company)
                           Statements of Operations
                         (Expressed in U.S. Dollars)
                                 (Unaudited)


                       Number of              Additional
                         Shares      Share      Paid-In   Accumulated  Stockholders'
                         Issued    Capital      Capital       Deficit        Equity
                                         $            $             $             $
                     --------------------------------------------------------------
Balance at
6 March 2000
(Inception)                  -           -            -             -             -

Issuance of
common stock         2,000,000       2,000        1,000             -         3,000

Net loss for the year        -           -            -        (2,291)       (2,291)
                     --------------------------------------------------------------
Balance at
31 December 2000     2,000,000       2,000        1,000        (2,291)          709

Issuance of
commonstock          5,000,000       5,000       42,000             -        47,000

Net loss for the year        -           -            -       (10,571)      (10,571)
                     --------------------------------------------------------------
Balance at
31 December 2001     7,000,000       7,000       43,000       (12,862)       37,138

Net loss for the year        -           -            -       (12,097)      (12,097)
                     --------------------------------------------------------------
Balance at
31 December 2002     7,000,000       7,000       43,000       (24,959)       25,041
Net loss for the year        -           -            -       (11,019)      (11,019)
                     --------------------------------------------------------------
Balance at
31 December 2003     7,000,000       7,000       43,000       (35,978)       14,022

3 for 1 forward
split               14,000,000      14,000      (14,000)            -             -

Net loss for the year        -           -            -        (6,451)       (6,451)
                     --------------------------------------------------------------
Balance at
31 December 2004    21,000,000      21,000       29,000       (42,429)        7,571

2 for 1 forward
split               21,000,000      21,000      (21,000)            -             -

Net loss for the period      -           -            -        (8,759)       (8,759)
                     --------------------------------------------------------------
Balance at
30 September 2005   42,000,000      42,000        8,000       (51,188)       (1,188)
                    ===============================================================

The accompanying notes are an integral part of these financial statements.

                   Crafty Enterprises, Ltd.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                       30 September 2005

1. Nature and Continuance of Operations
---------------------------------------
Crafty Admiral Enterprises, Ltd. (the "Company") is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7 and Reporting by Development Stage Enterprises. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company's financial statements as at 30 September 2005 and for each of the three month and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $8,759 for the nine month period ended 30 September 2005 (30 September 2004 - $6,347) and has working capital of $18,812 at 30 September 2005 (31 December 2004 - $7,571).

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

At 30 September 2005, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                    Crafty Enterprises, Ltd.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                       30 September 2005

2.Significant Accounting Policies
---------------------------------

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation
---------------------
These unaudited interim financial statements have been prepared in accordance with United States of America accounting policies as set out in the Company's audited financial statements for the year ended 31 December 2004, except as described in this note.

These financial statements have been prepared in accordance with United States of America generally accepted accounting principles ("U.S.
GAAP") for interim financial information and as expressed in U.S. dollar. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended 30 September 2005 are not necessarily indicative of the results that may be expected for the year ended 31 December 2005. For further information, refer to the audited financial statements of the Company for the year ended 31 December 2004.

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

Basic and diluted net loss per share
------------------------------------
The Company computes net income (loss) per share in accordance with SFAS No.128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if - converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludeds all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss
------------------
SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 September 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

                    Crafty Enterprises, Ltd.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                       30 September 2005

Cash and cash equivalents
-------------------------
Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments
---------------------
The carrying value of cash, accounts payable, accrued liabilities and due to related parties approximates their fair value because of the short-term maturity of these instruments. The Company's operations are in the United States of America and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Revenue recognition
-------------------
The Company is recognized the revenue in the year in which the related expenses are incurred.

Income taxes
------------
The Company accounts for income taxes pursuant to the provisions of the SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards.
No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Recent accounting pronouncement
-------------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), Share-Based
Payment. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.
That cost will be measured based on the fair value of the equity of liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No.123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements.
Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

                   Crafty Enterprises, Ltd.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                       30 September 2005


In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between U.S GAAP and generally accepted accounting principles developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, that was issued in 1973. The amendments made by SFAS No.153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

FASB has also issued SFAS No. 151 and SFAS No. 152 but they will not have any relationship to the operations of the Company, therefore a description and its impact on the Company's operations for each, have not been disclosed.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107
("SAB No.107") to give guidance on the implementation of SFAS No. 123R.
The Company will consider SAB No. 107 during the implementation of SFAS No.
123R.

Comparative figures
-------------------
Certain comparative figures have been adjusted to conform to the current period's presentation.


3. Accounts Payable and Accrued Liabilities
------------------------------------------
Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4. Officer Advances
-------------------
The advance is not evidenced by a written document, is due upon demand, is non-interest bearing, unsecured and have no fixed terms of repayment.

As at 30 September 2005, the amount in officer advances includes $2,298 (31 December 2004 - $2,298) payable to a director of the Company.

5. Convertible Debentures
-------------------------

The Company issued convertible debentures totalling $20,000 in September 2005. The debentures have the right to convert any portion of the unpaid principal sum and/or accrued interest to restricted shares of common stock of the Company at any time within twenty four (24) months from the issue date on the basis of $0.02 per share for each dollar of principal and/or interest due and payable under the debenture. The debenture bears interest at the rate of nine and a half percent (9.5%) per annum on any unpaid principal balance.

                    Crafty Enterprises, Ltd.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                       30 September 2005


6. Capital Stock
----------------

Authorized

The total authorized capital consist of

- 300,000,000 of common shares with par value of $0.001
- 50,000,000 of preferred share with par value of $0.001

On 30 September 2005, the Company increased its authorized capital from 50,000,000 to 300,000,000.

Issued and outstanding

The total issued and outstanding capital stock is 42,000,000 common shares with a par value of $0.001 per share.

On 30 September 2005, the Company complete a one-two split of its issued and outstanding common shares.

7. Income Taxes

The provision for refundable Federal income tax consists of the following:

                                  30 September 2005  31 December 2004
                                     (Unaudited)         (Audited)
                                          $                  $
                                  -----------------  ----------------

Deferred tax asset
attributable to:
Current operations                     (3,000)           (2,200)
Less: Change in valuation
      allowance                         3,000             2,200
                                      -------           -------
  Net refundable amount                     -                 -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                  30 September 2005  31 December 2004
                                     (Unaudited)         (Audited)
                                         $                    $
                                  -----------------     ----------------

Net operating loss carryover            17,400              14,400
Less: Valuation allowance              (17,400)            (14,400)
                                       -------              ------
  Net deferred tax asset                    -                   -

At 30 September 2005, we had an unused net operating loss carryover approximating $51,200 that is available to offset future taxable income. It expires beginning in 2020.


8. Supplemental Disclosure with Respect to Cash Flows

                          For the nine month   For the nine month
		                period ended         period ended
                           30 September 2005    30 September 2004
                                           $                    $
                          ------------------   ------------------

Cash paid during the
period for interest                        -                    -

Cash paid during the
period for income taxes                    -                    -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2004, whichcan be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 0-49725.

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

Results of Operations
---------------------
Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004
-----------------------------------------------------------------
We had no revenues for the three months ended September 30, 2005.

Operating expenses were $1,843 for the three months ended September 30,2005, as compared to $3,399 for the three months ended September 30, 2004. These expenses were mainly attributed to professional fees incurred toprepare and file Registrant's quarterly and annual reports with the U.S. Securities and Exchange Commission.

Net loss was $1,843 or $0.001 per share for the three months ended September 30, 2005, as compared to a net loss of $3,399 or $0.001 per share for the three months ended September 30, 2004.

Liquidity and Capital Resources
-------------------------------
At September 30, 2005, we had $21,525 in cash in the bank.

Net cash flow from operating activities for the three months ended September 30, 2005 was ($4,349), as compared to net cash flow from operating activities of ($3,399) for the three months ended September 30, 2004.

There were no cash flows from investing activites for the three months ended September 30, 2005.

Cash flows from financing activities for the three and nine months ended September 30, 2005 were $20,000, as a result of the Company's issuance of convertible debentures in September. Holders of the debentures have the right to convert any portion of the unpaid principal sum and/or accrued interest to restricted shares of common stock of the Company at any time within twenty-four (24) months from the issue date on the basis of $0.02 per share for each dollar of principal and/or interest due and payable under the debenture. The debenture bears interest at the rate of 9.5% per annum on any unpaid principal balances.

Our stockholders' equity was ($1,188) at September 30, 2005.

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

Exhibit No.     Description
-----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
 99.1           Sec. 302 Certification
 99.2           Sec. 906 Certifications

B) One report on Form 8-K filed was during the quarter to disclose our change in accounting firms. The Form 8-K can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 0-49725.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              Crafty Admiral Enterprises, Ltd.,
                              a Nevada corporation

November 13, 2005             By:/s/ Lawrence Siccia,
                              President, CEO, CFO, Principal
                              Accounting Officer and Chairman
                              of the Board of Directors


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              Crafty Admiral Enterprises, Ltd.,
                              a Nevada corporation

November 13, 2005             By:/s/ Lawrence Siccia,
                              President, CEO, CFO, Principal
                              Accounting Officer and Chairman
                              of the Board of Directors