Form 10KSB
period 2005-12-31
CRAFTY ADMIRAL ENTERPRISES LTD
filed 2006-04-03
CIK 1168938

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       FOR THE YEAR ENDED DECEMBER 31, 2005

        Commission File Number 0-49725

        CRAFTY ADMIRAL ENTERPRISES, LTD.
  ---------------------------------------------
(Exact name of registrant as specified in its charter)

        Nevada                        88-0455809
--------------------------------------------------------
 (State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)   Identification No.)

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

Indicate by check mark:

If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

If the  Registrant  is not  required to file reports pursuant to
Section 13 or Section 15(d) of the Act. Yes __ No X

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

If the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer. Accelerated filer [ ] Non-accelerated filer [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock as of December 31, 2005 was 42,000,000. Registrant had no revenues for the year ended December 31, 2005.

Registrant's common stock is listed on the OTCBB under the symbol
CFTY; however no active trading market has yet commenced.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                        TABLE OF CONTENTS

PART I

  ITEM 1.     DESCRIPTION OF BUSINESS                                            3

  ITEM 1A.    RISK FACTORS                                                       5

  ITEM 2.     PROPERTIES                                                         8

  ITEM 3.     LEGAL PROCEEDINGS                                                  8

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

PART II

  ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
              STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY
              SECURITIES                                                         8

  ITEM 6.     SELECTED FINANCIAL DATA                                            8

  ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                          9

  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       13

  ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE                                          28

  ITEM 9A.    CONTROLS AND PROCEDURES                                           28

 PART III

  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                29

  ITEM 11.    EXECUTIVE COMPENSATION                                            30

  ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        31

  ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    31

  ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES                            32

PART IV

  ITEM 15.    EXHIBITS, LISTS AND REPORTS ON FOR 8-K                            32

                               PART I
                               ======

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------
General
-------
Crafty Admiral Enterprises, Inc. was incorporated in the State of Nevada on March 6, 2000. The corporation was originally organized to engage in the business of the sale of classic autoparts to classic auto owners all over the world through its Internet site/online store; however, we were unsuccessful in implementing the online store and were unable to afford the cost of purchasing, warehousing and shipping the initial inventory required to get the business started. As a result, we ceased operations in July 2002.
We are presently inactive and have not conducted any business since that time. Our sole officer and director determined that it would be in the best interest of the shareholders of the corporation that we should actively seek potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. We are considered a development stage company and due to our status as a "shell" corporation, our principal business purpose is to locate and consummate a merger or acquisition with a private entity.

Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the corporation. In addition, management believes that this may make our company more attractive to an operating business opportunity as a potential business combination candidate. We intend to continue to voluntarily file these periodic reports with the U.S. Securities and Exchange Commission. Any target acquisition or merger candidate will immediately become subject to the same reporting requirements upon consummation of any such business combination.

Thus, in the event we are able to successfully complete an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years, or in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

Source of Business Opportunities
--------------------------------
We use various resources in our search for potential business opportunities, including referrals by our officers and directors, consultants, advisors, securities broker-dealers, venture capitalists, members of the financial community, business acquaintances and any others who may present management with unsolicited proposals. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or is in various stages of its corporate existence or development. Management cannot predict at this time the status or nature of any venture in which it may participate. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business which does not need additional capital, but which merely desires to establish a public trading market for its securities. Management believes that we could provide a potential public vehicle for a private entity interested in becoming a publicly-held corporation without the time and expense typically associated with an initial public offering.

Evaluation Criteria
-------------------
Once we have identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them.

Management may elect to engage outside independent consultants to perform preliminary analyses of potential business opportunities. However, because of our lack of and access to substantial capital, we may not have the funds necessary for a complete and exhaustive investigation of any particular opportunity we may find. Further, no member of management is a professional business analyst and management will rely on its own business judgment in formulating the types of businesses that we may acquire. It is quite possible that management will not have any business experience or expertise in the type of business engaged in by any potential acquisition or merger candidate.

In evaluating such potential business opportunities, we will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity. Because we have not located or identified any specific business opportunity to date, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to us may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

Presently, we cannot predict the manner in which we might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a c legal structure or method of participation will be chosen. The particular manner in which we participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of our company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization; however, we do not intend to participate in opportunities through the purchase of minority stock positions.

Competition
-----------
Because we have not yet identified any potential acquisition or merger candidate, we are unable to evaluate the type and extent of our likely competition. We are aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We will be in direct competition with these other public companies in our search for business opportunities and, due to our lack of substantial funds, may find it difficult to successfully compete with these other companies.

Employees
---------
As of the date of this filing, we do not have any employees and has no plans for retaining employees until such time as our business warrants the expense, or until we successfully acquire or merge with an operating business.

Principal Business Offices
--------------------------
Our principal business office is located at Suite 601-1383 Marinaside Crescent, Vancouver, BC, Canada, the home of our President and CEO, Lawrence Siccia, which we occupy on a rent-free basis.

ITEM 1A. RISK FACTORS
---------------------
Investing in our securities involves risks. You should carefully consider the following risk factors and the other information in this report, including our consolidated financial statements and related notes, before you decide to purchase our common stock. If any of the following risks occur, our business, financial condition and operating results could be adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC in the future.

AS WE HAVE NO OPERATING HISTORY OR REVENUE AND ONLY MINIMAL ASSETS, THERE IS A RISK THAT WE WILL BE UNABLE TO CONTINUE AS A GOING CONCERN AND CONSUMMATE A BUSINESS COMBINATION.
------------------------------------------------------------------------------
We have had no operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

THE REPORT OF OUR INDEPENDENT AUDITORS INDICATES UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN AND THIS MAY IMPAIR OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.
---------------------------------------------------------------------------
Our independent auditors have raised substantial doubt about our ability to continue as a going concern. We cannot assure you that this will impair our ability to consummate a business combination. Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern.

THE NATURE OF OUR OPERATIONS IS HIGHLY SPECULATIVE AND THERE IS A CONSEQUENT RISK OF LOSS OF YOUR INVESTMENT.
----------------------------------------------------------------------------
The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criteria. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE ARE IN A HIGHLY COMPETITIVE MARKET FOR A SMALL NUMBER OF BUSINESS OPPORTUNITIES WHICH COULD REDUCE THE LIKELIHOOD OF CONSUMMATING A SUCCESSFUL BUSINESS COMBINATION.
----------------------------------------------------------------------------
We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND THEREFORE CANNOT GUARANTEE THAT WE WILL BE ABLE TO NEGOTIATE A BUSINESS COMBINATION ON FAVORABLE TERMS.
-----------------------------------------------------------------------------
We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

IF WE CONSUMMATE A BUSINESS COMBINATION WITH A FOREIGN CORPORATION, WE MAY BE SUBJECT TO SIGNIFICANT RISKS, INCLUDING WORLDWIDE POLITICAL, ECONOMIC, LEGAL AND OTHER UNCERTAINTIES.
--------------------------------------------------------------------------------
We may consummate a business consummation with a foreign corporation.
If so, our international operations may be subject to significant political and economic risks and legal uncertainties, including:

      o changes in economic and political conditions and in governmental policies,

      o     changes in international and domestic customs regulations,

      o     wars, civil unrest, acts of terrorism and other conflicts,

      o     natural disasters,

      o changes in tariffs, trade restrictions, trade agreements and taxation,

      o     difficulties in managing or overseeing foreign operations,

      o limitations on the repatriation of funds because of foreign exchange controls,

      o     different liability standards, and

      o     uncertainties related to foreign currency fluctuations.

The occurrence or consequences of any of these factors may harm our profitability in the future.

In addition, outside the United States it may be difficult for investors and stockholders to enforce judgments against a foreign corporation obtained in the United States in any such actions, including actions predicated upon civil liability provisions of the United States securities laws. If we consummate a business combination with a foreign corporation, it is likely that some, if not all, of the officers and directors of that corporation will become officers and directors of our company. Such officers and directors may reside outside the United States and the assets of these persons may be located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons, or to enforce against such persons judgments obtained in the United States courts predicated upon the liability provisions of the United States securities laws.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.
------------------------------------------------------------------------------
While seeking a business combination, management anticipates devoting only a few hours per week to our affairs in total. None of our officers have entered into written employment agreements with us and none is expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

NONE OF OUR OFFICERS OR DIRECTORS HAS ANY EXPERIENCE WITH "SHELL" COMPANIES THAT YOU CAN USE TO EVALUATE OUR FUTURE POTENTIAL.
-----------------------------------------------------------------------
None of our officers or directors have any experience with "blank check/ shell" companies and are not currently involved with other "blank check/ shell company" offerings. We cannot assure you that our management's lack of experience will not adversely affect our ability to identify a suitable acquisition candidate and successfully negotiate a business combination. If we are unable to successfully attract an acquisition target, our common stock will have no value.

THERE MAY BE AN ABSENCE OF A TRADING MARKET, WHICH WOULD ELIMINATE OR ADVERSELY IMPACT YOUR ABILITY TO SELL OUR STOCK.
-------------------------------------------------------------------------------
There currently is no trading market for our stock and a trading market will not develop for our common stock unless and until we successfully acquire a target company, commence business operations and are able to develop a market for our securities.

WE CANNOT GUARANTEE THAT A BUSINESS COMBINATION WILL MEET THE STATUTORY REQUIREMENTS OF A TAX-FREE REORGANIZATION OR THAT THE PARTIES WILL OBTAIN THE INTENDED TAX-FREE TREATMENT UPON A TRANSFER OF STOCK OR ASSETS AND YOU MAY THEREFORE BE SUBJECT TO TAXATION.
------------------------------------------------------------------------------
If a business combination does not meet the statutory requirements of a tax-free reorganization, the business combination could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction, including holders of our common stock.

THERE WILL BE ADDITIONAL DILUTION AS ADDITIONAL SHARES ARE ISSUED IN CONNECTION WITH A BUSINESS ACQUISITION OR COMBINATION, WHICH MAY DECREASE THE MARKET PRICE OF OUR COMMON STOCK.
------------------------------------------------------------------------------
Once a business combination is consummated, additional securities offerings will likely have to be made in the future to meet additional cash flow needs. Such offerings may include warrants for issuance of additional common stock, further diluting the common stock outstanding. An increase in the number of our shares of common stock in the marketplace may result in a decrease of the market price for our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------
We do not own any property and currently conduct business operations from the home of our President and Chairman of the Board on a rent-free basis.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
We are not a party to any legal proceedings and are unaware of any pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
No matter was submitted for a vote of the security holders during the fiscal quarter ended December 31, 2005.


                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------------
Our Common Stock is listed on the OTCBB under the symbol CFTY, however, there is currently no active trading market for our securities.

We have adopted the policy to reinvest earnings to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
Since we have been inactive since 2002 and has not generated any revenues since inception, no selected historical financial and operating data for each of the five years through fiscal year 2005 are included herein. The only expenses incurred since inception have been in connection with the preparation and filing of documents used for our initial public offering and in subsequent registration statement and periodic report filings with the U.S. Securities and Exchange Commission. Our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2005 are included in their entirety in this Annual Report.

ITEM 8. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
------------------------------------------------------------------------
This Management's Discussion and Analysis of Financial Condition and
Results of Operations, as well as other sections of this report, contain forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any such forward-looking statements involve known and unknown risks and uncertainties and our actual results may differ materially from those forward-looking statements. While made in good faith and with a reasonable basis in information currently available to management, we cannot assure you that such opinions or expectations will be achieved or accomplished. We do not undertake to update, revise or correct any of the forward-looking information contained in this report.

The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect our future results and could cause results to differ materially from those expressed in such forward-looking statements:

            -     the timely development and market acceptance of new products;

            - the financial resources of competitors and the impact of competitive products and pricing;

            - changes in general and industry specific economic conditions on a national, regional, or international basis;

            - changes in laws and regulations, including changes in accounting standards;

            - the timing and success of the implementation of changes in our operations to effect cost savings;

            -     opportunities that may be presented to and pursued by us;

            - our financial resources, including our ability to access external sources of capital; and

            - such risks and uncertainties as are detailed from time to time in our reports and filings with the Securities and Exchange Commission.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

Results of Operations
---------------------
We currently have no business operations, are diligently seeking a business opportunity and have not realized any revenues since inception.

We had a net loss of $18,338 for the year ended December 31, 2005, as compared to a net loss of $6,451 for the year ended December 31, 2004. The increase in net loss was a result of increased professional fees, including legal and accounting fees, and operating costs incurred in connection with the preparation and filing of our period reports and day-to-day business operations. From inception on March 6, 2000 to December 31, 2005, we have had a total net loss of $60,767.

General and administrative expenses at December 31, 2005 were $18,338, compared to $6,451 at December 31, 2004. These expenses consisted of $17,048 and $6,239, respectively, in professional fees, including legal and accounting fees to prepare and file our quarterly and annual reports when due; operating expenses in the amount of $815 and $212, respectively; and interest on convertible debentures in the amount of $475 and $0, respectively.

Liquidity and Capital Resources
-------------------------------
At December 31, 2005, our only source of liquidity was our cash and cash equivalents in the amount of $17,531, which represents the balance of proceeds raised in our public offering in 2001.

We believe that our existing cash balance will be sufficient for near term operating needs; however, the extent to which such sources will be sufficient to meet our anticipated cash requirements for the balance of fiscal year ended December 31, 2006 is subject to a number of uncertainties, the most important of which is our ability to locate a suitable business to acquire in order to generate sufficient revenues and cash flow to support and continue operations.

There were no cash flows generated by investing activities for the year ended December 31 2005.

Cash flows generated by financing activities for the year ended December 31, 2005 were $20,475, representing convertible debentures issued in September 2005 in the amount of $20,000. At December 31, 2005, the balance of convertible debentures payable was $20,475, consisting of $20,000 principal, plus $475 in accrued interest. The holders of the convertible debentures have the right to convert any portion of the unpaid principal sum and/or accrued interest into our restricted common stock at any time within 24 months from the issue date on the basis of $0.02 per share for each dollar of principal and/or interest due and payable under the convertible debenture. At December 31, 2005, the existing balance of $20,475 was convertible into 1,023,750 shares of our common stock. The debentures bear interest at the rate of 9.5% per annum on any unpaid principal balances and have no fixed terms of repayment.

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

Plan of Operation
-----------------
During the next twelve months, we will actively continue to seek out and investigate possible business opportunities with the intent to acquire and merge with one or more business ventures. In our search for business opportunities, management will follow the procedures outlined in Item 1 above. Because we lack substantial working capital funds, it may be necessary for our sole officer and director to either advance funds to us or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis whenever possible.

Management's discretion is unrestricted, and we may participate in any business whatsoever that may, in the opinion of management, meet the business objectives discussed herein. We may effectuate a business combination with a business outside the United States. We have not limited the scope of our search to any particular region.

We do not intend to utilize any notices or advertisements in our search for business opportunities.

Our sole officer and director will be primarily responsible for searching for an appropriate merger or acquisition candidate. However, to the extent that the existing stockholders are aware of any potential business acquisition candidates, they may also refer these to Registrant. We recognize that as a result of our limited financial, managerial or other resources, the number of suitable potential businesses that may be available to us will be extremely limited.

Our principal business objective will be to seek long-term growth potential in the business in which we participate rather than immediate, short-term earnings. In seeking to attain its business objectives Registrant will not restrict our search to any particular industry. Rather, we may investigate businesses of essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation and others. Management may also seek to become involved with other development-stage companies or companies that could be categorized as "financially troubled." At the present time, we have not chosen the particular area of business in which we proposes to engage and have not conducted any market studies with respect to business property or industry.

As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be through the private sale of its securities. Because of our status as a development-stage company, it is unlikely we could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue its search for business opportunities during the next twelve months.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
Our financial statements for the year ended December 31, 2005, audited by James Stafford Chartered Accountants, an independent registered certified accounting firm, immediately follow.

                    CRAFTY ADMIRAL ENTERPRISES, LTD.
                   (A Development Stage Company)




                       Financial Statements
                     (Expressed in U.S. Dollars)


                          31 December 2005

James Stafford
Chartered Accountants*
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional

   Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
   Crafty Admiral Enterprises, Ltd.
   (A Development Stage Company)

We have audited the balance sheet of Crafty Admiral Enterprises, Ltd. as of 31 December 2005 and the related statements of operations, cash flows and changes in stockholders' equity for the year then ended. We have also audited the statements of operations, cash flows and changes in stockholders' equity for the period from the date of inception on 6 March 2000 through 31 December 2005, except that we did not audit these financial statements for the period from the date of inception on 6 March 2000 through 31 December 2004; those statements were audited by other auditors whose report dated 13 April 2005, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Our report, insofar as it relates to the amounts for the period from the date of inception on 6 March 2000 through 31 December 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2005 and the results of its operations, its cash flows and its changes in stockholders' equity for the year then ended and for the period from the date of inception on 6 March 2000 to 31 December 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford
Chartered Accountants
Vancouver, Canada

8 March 2006

                        CRAFTY ADMIRAL ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                          (Expressed in U.S. Dollars)
                               As at 31 December

                                            --------------------------
                                                2005            2004
                                            -------------   ----------
ASSETS
------
Current
-------
Cash and cash equivalents                     $     17,531  $    9,869
                                              ============  ==========

LIABILITIES
-----------
Current
-------
Accounts payable and accrued
  liabilities (Note 3)                               5,525            -
Due to related party (Note 4)                        2,298        2,298
Convertible debentures (Note 5)                     20,475            -
                                              ------------    ---------
                                                    28,298        2,298
                                              ------------    ---------
STOCKHOLDERS' EQUITY
--------------------
Capital Stock (Note 6)

  Authorized
   2005 - 300,000,000 of common shares,
   par value $0.001 and 50,000,000 of
   preferred shares, par value $0.001
   2004 - 50,000,000 of common shares,
   par value $0.001

  Issued and outstanding
   2005 - 42,000,000 common shares, par
   value $0.001
   2004 - 21,000,000 common shares, par
   value $0.001                                     42,000       21,000
Additional Paid-in-Capital                           8,000       29,000
Deficit, accumulated during the
  development stage                                (60,767)     (42,429)
                                              ------------   ----------
                                                   (10,767)       7,571
                                              ------------   ----------
                                               $    17,531   $    9,869
                                               ===========   ==========

Nature and Continuance of Operations (Note 1), Commitment (Note 9) and Subsequent Event (Note 10)

On behalf of the Board
/s/ Lawrence Siccia, Director

    The accompanying notes are integral part of these financial statements.

                        CRAFTY ADMIRAL ENTERPRISES, INC.
                        (A Development Stage Company)
                           Statements of Operations
                          (Expressed in U.S. Dollars)

                                   Cumulative
                                      amounts
                                     from the
                                      date of
                                 inception on
                                 6 March 2000   For the year  For the year  For the year
                                           to          ended         ended         ended
                                  31 December    31 December   31 December   31 December
                                         2005           2005          2004          2003
                                 -------------------------------------------------------

Expenses
--------
Interest on convertible debentures $     475       $     475     $       -     $       -
Operating                             15,024             815           212            25
Professional Fees                     45,268          17,048         6,239        10,994
                                 -------------------------------------------------------

Net loss for the period            $ (60,767)      $ (18,338)    $  (6,451)    $ (11,019)
                                ========================================================

Basic and Diluted Earnings Per
Common Share                                         (0.0004)      (0.0003)      (0.0005)
                                                   =====================================
Weighted Average number of
Common Shares used in per
share calculations (Note 2)                       42,000,000    21,000,000    21,000,000
                                                  ======================================








The accompanying notes are integral part of these financial statements.

                         CRAFTY ADMIRAL ENTERPRISES, LTD.
                         (A Development Stage Company)
                           Statements of Cash Flows

                                   Cumulative
                                      amounts
                                     from the
                                      date of
                                 inception on
                                 6 March 2000   For the year  For the year  For the year
                                           to          ended         ended         ended
                                  31 December    31 December   31 December   31 December
                                         2005           2005          2004          2003
                                 -------------------------------------------------------

Cash Flows from Operating
Activities
-------------------------
Net loss for the period           $ (60,767)     $  (18,338)    $  (6,451)    $  (11,019)
  Changes in operating assets
  and liabilities:
      Increase(decrease)in
      accounts payable                5,525           5,525             -         (1,600)
      Increase in due to
         related party                2,298               -             -              -
                                  ------------------------------------------------------
                                    (52,944)        (12,813)       (6,451)       (12,619)
                                  ------------------------------------------------------
Cash Flows from Investing
Activities                                -               -             -              -
-------------------------         ------------------------------------------------------

Cash Flows from Financing
Activities
-------------------------
 Convertible debentures              20,475          20,475             -              -
 Common shares issued for cash       50,000               -             -              -
                                  ------------------------------------------------------
                                     70,475          20,475             -              -
                                  ------------------------------------------------------

Increase (decrease) in cash
and cash equivalents                 17,531           7,662        (6,451)       (12,619)
                                  ------------------------------------------------------
Cash and cash equivalents,
beginning of period                       -           9,869        16,320         28,939
                                  ------------------------------------------------------
Cash and cash equivalents,
end of period                       17,531           17,531         9,869         16,320
                                  ======================================================

Supplemental Disclosures with
Respect to Cash Flows (Note 11)


   The accompanying notes are integral part of these financial statements.

                      CRAFTY ADMIRAL ENTERPRISES, LTD.
                      (A Development Stage Company)
               Statements of Changes in Stockholders' Equity
                        (Expressed in U.S. Dollars)


                                                     Deficit,
                      Number           Additional Accumulated     Total
                        of      Share   Paid-In   During the   Stockholders'
                      Shares   Capital  Capital   Development     Equity
                      Issued                        Stage
                                  $        $          $              $
                   ---------------------------------------------------------
Balance at
6 March
2000 (Inception)

Common shares
issued - cash
($0.001 per share)  2,000,000    2,000     1,000           -         3,000

Net loss for
the period                  -        -         -      (2,291)       (2,291)
                   ---------------------------------------------------------
Balance at
31 December
2000                2,000,000    2,000     1,000      (2,291)          709

Common shares
issued - cash
($0.001 per share)  5,000,000    5,000     42,000          -        47,000

Net loss for
the year                    -        -          -    (10,571)      (10,571)
                   ----------------------------------------------------------
Balance at
31 December
2001                7,000,000    7,000     43,000    (12,862)       37,138

Net loss for
the year                    -        -          -    (12,097)      (12,097)
                   ----------------------------------------------------------
Balance at
31 December
2002                7,000,000    7,000     43,000    (24,959)       25,041

Net loss for
the year                    -        -          -    (11,019)      (11,019)
                   ----------------------------------------------------------
Balance at
31 December
2003                7,000,000    7,000    43,000     (35,978)       14,022

3 for 1 forward
split              14,000,000   14,000   (14,000)          -             -

Net loss for
the year                    -        -         -      (6,451)       (6,451)
                  -----------------------------------------------------------
Balance at
31 December
    2004           21,000,000   21,000    29,000     (42,429)        7,571

2 for 1 forward
split (Note 6)     21,000,000   21,000   (21,000)          -             -

Net loss for
the year                    -        -         -     (18,338)      (18,338)
                  -----------------------------------------------------------
Balance at
31 December
   2005           42,000,000   42,000     8,000     (60,767)      (10,767)


The accompanying notes are integral part of these financial statements.

                      CRAFTY ADMIRAL ENTERPRISES, LTD.
                       (A Development Stage Company)
                       Notes to Financial Statements
                        (Expressed in U.S. Dollars)
                             31 December 2005

1.	Nature and Continuance of Operations

Crafty Admiral Enterprises, Ltd. (the "Company") was incorporated under the laws of the State of Nevada on 6 March 2000. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated to date.

The Company is a development stage Company, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company's financial statements as at 31 December 2005 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss $18,338 for the year ended 31 December 2005 (2004 - $6,451, 2003 - $11,019) and has working capital deficit of $10,767 at 31 December 2005 (2004 - working capital of $7,571).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 December 2005, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     CRAFTY ADMIRAL ENTERPRISES, LTD.
                       (A Development Stage Company)
                       Notes to Financial Statements
                        (Expressed in U.S. Dollars)
                             31 December 2005

2. Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accounting and reporting policies of the Company conform to the accounting principles generally accepted in the United States of America applicable to development stage enterprises and are expressed in U.S. dollars. The Company's fiscal year-end is 31 December.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, amounts due to related parties and convertible debentures payable approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

                      CRAFTY ADMIRAL ENTERPRISES, LTD.
                       (A Development Stage Company)
                       Notes to Financial Statements
                        (Expressed in U.S. Dollars)
                             31 December 2005

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.
It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.


Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 6 March 2000 to 31 December 2005.

                      CRAFTY ADMIRAL ENTERPRISES, LTD.
                       (A Development Stage Company)
                       Notes to Financial Statements
                        (Expressed in U.S. Dollars)
                             31 December 2005
Foreign currency translation

The Company's functional and reporting currency is U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period's presentation.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of
APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion

                      CRAFTY ADMIRAL ENTERPRISES, LTD.
                       (A Development Stage Company)
                       Notes to Financial Statements
                        (Expressed in U.S. Dollars)
                             31 December 2005

No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment.
SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company' s operations and financial position have not been disclosed.

3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4. Due to Related Party

As at 31 December 2005, the amount due to related parties consists of $2,298 (2004 - $2,298) payable to a sole officer and director of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

                      CRAFTY ADMIRAL ENTERPRISES, LTD.
                       (A Development Stage Company)
                       Notes to Financial Statements
                        (Expressed in U.S. Dollars)
                             31 December 2005

5. Convertible Debentures

The Company issued convertible debentures totaling $20,000 in September 2005. At 31 December 2005, the balance of convertible debentures payable was $20,475, consisting of $20,000 principle plus $475 accrued interest. The holders of the convertible debentures have the right to convert any portion of the unpaid principal sum and/or accrued interest into restricted common shares of the Company at any time within twenty four (24) months from the issue date on the basis of $0.02 per share for each dollar of principal and/or interest due and payable under the convertible debentures. At 31 December 2005, the existing balance of $20,475 was convertible into 1,023,750 common shares of the Company. The convertible debentures bear interest at the rate of nine and a half percent (9.5%) per annum on any unpaid principal balances, are unsecured and have no fixed terms of repayment.

6.  Capital Stock

Authorized

The total authorized capitals consist of:

-  300,000,000 of common shares with par value of $0.001
-   50,000,000 of preferred shares with par value of $0.001

On 30 September 2005, the Company altered its authorized capital by increasing authorized common shares with par value of $0.01 from 50,000,000 to 300,000,000 and adding 50,000,000 of preferred shares with par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 42,000,000 common shares with a par value of $0.001 per share.

On 30 September 2005, the Company completed a two for one forward split of its issued and outstanding common shares. This resulted in an increase of 21,000,000 issued and outstanding common shares at this date.

7.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2005. There are no current or deferred tax expenses for the period ended 31 December 2005 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

                     CRAFTY ADMIRAL ENTERPRISES, LTD.
                       (A Development Stage Company)
                       Notes to Financial Statements
                        (Expressed in U.S. Dollars)
                             31 December 2005

The provision for refundable federal income tax consists of the following:

		                              For the year    For the year     For the year
                                                     ended           ended            ended
                                               December 31     December 31      December 31
                                                      2005            2004             2003
                                                         $               $                $
                                              ---------------------------------------------
Refundable federal income tax attributable to:
Current operations                                   6,235           2,193            3,746
Less: Change in valuation allowance                 (6,235)         (2,193)          (3,746)
                                              ---------------------------------------------
Net refundable amount                                    -               -                -
                                              =============================================

The composition of the Company's deferred tax assets as at 31 December 2005 and 2004 are as follows:

                                              31 December    31 December
                                                     2005           2004
                                                        $              $
                                              --------------------------
Net income tax operating loss carryforward       (60,767)        (42,429)

Statutory federal income tax rate                     34%             34%
Effective income tax rate                              0%              0%

Deferred tax asset
Tax loss carryforward                             20,661          14,426
Less: Valuation allowance                        (20,661)        (14,426)
                                              --------------------------
Net deferred tax asset                                 -               -
                                              ==========================

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2005, the Company has an unused net operating loss carry-forward balance of approximately $60,767 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires in 2020.

                      CRAFTY ADMIRAL ENTERPRISES, LTD.
                       (A Development Stage Company)
                       Notes to Financial Statements
                        (Expressed in U.S. Dollars)
                             31 December 2005

8.  Supplemental Disclosures with Respect to Cash Flows

                                   Cumulative
                                      amounts
                                     from the
                                      date of
                                 inception on
                                 6 March 2000   For the year  For the year  For the year
                                           to          ended         ended         ended
                                  31 December    31 December   31 December   31 December
                                         2005           2005          2004          2003
                                 -------------------------------------------------------

Cash paid during the year
for interest		                    -              -             -             -
Cash paid during the year
for income taxes	                    -              -             -             -

9. Commitment

The Company is committed to issuing common shares of the Company under the terms of existing convertible debentures (Note 5).

10. Subsequent Event

Subsequent to 31 December 2005, the Company authorized the issue of up to 4,000,000 common shares of the Company at a price of $0.02 per common share for total proceeds of $80,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants on accounting or other financial disclosures.

Item 9a. Accounting Controls and Procedures
-------------------------------------------
Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

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

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

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

To the best of our knowledge, during the year ended December 31, 2005, all
Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
At this time, we have not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer, but expect to adopt a formal Code of Ethics once a merger candidate is identified and business operations are commenced. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving the Chief Executive Officer and/or Chief Financial Officer. We believe this procedure will deter material wrongdoing and promote honest and ethical conduct from the executive officers.

Item 11.  Executive Compensation
          ----------------------
The officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred.

-----------------------------------------------------------------
                  SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------
                        Annual Compensation     Long-Term Comp.
                                       Other    Awards    Payouts
Name and                               Annual
Position(s)       Year  Salary  Bonus  Comp.
-----------------------------------------------------------------
Lawrence Siccia   2005  None    None   None      None      None
President, CEO,   2004  None    None   None      None      None
CFO, Secretary,
Treasurer and
Director
-----------------------------------------------------------------

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth the total number of shares owned beneficially by each of Registrant's directors, officers and key employees, individually and as a group, and the present owners of 5% or more of total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

-------------------------------------------------------------------
Title of Class  Name and Address           Amount and
                of Beneficial              Nature of      Percent
                    Owner                  Beneficial     of Class
                                           Ownership
-------------------------------------------------------------------
Common Stock    Lawrence Siccia             6,000,000       29%
                #403 - 1608 Yew St.
                Vancouver, BC,
                Canada V2S7C9
-------------------------------------------------------------------
All Officers and
Directors as a
Group (1 person)                            6,000,000       29%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We are currently using the home of our President and CEO, Lawrence Siccia, on a rent-free basis to conduct our business operations. There is no written lease agreement or other material terms or arrangements relating to our agreement with Mr. Siccia to use his home.

At December 31, 2005, there was $2,298 payable to the sole officer and director of the Company. This balance is non-interest bearing, unsecured and has no fixed term of repayment.

We do not have any other related transactions and has not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------
Audit Fees
----------
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal years ended December 31, 2005 and 2004 were $2,685 and $1,500, respectively, and the review for the financial statements included in our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2005 and 2004, were $2,827 and $750, respectively.

Audit Related Fees
------------------
We incurred no fees for the fiscal years ended December 31, 2005 and 2004 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees
--------
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended
December 31, 2005 and 2004 were nil.

All Other Fees
--------------
We incurred no other fees during the fiscal years ended December 31, 2005 and 2004 for products and services rendered by our principal accountant.


ITEM 15.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) 1 & 2. Registrant's financial statement for the years ended December 31, 2005 are included herein.

(a) 3. Registrant filed no reports on Form 8-K during the fourth quarter ended December 31, 2005.

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10-SB Registration Statement, filed on May 6, 2003, under SEC File Number 0-49725 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit Number     Description
--------------     -----------
    3(i) *         Articles of Incorporation
    3(ii)*         Bylaws
   31.1            Sec. 302 Certification
   32.1            Sec. 906 Certifications


                        SIGNATURES
                        -----------
In accordance with Section 13 or 15(d) of the Exchange Act, Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 26, 2006     Crafty Admiral Enterprises, Ltd.
                           by: /s/ Lawrence Siccia, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

Dated:  March 26, 2006     Crafty Admiral Enterprises, Ltd.
                           by: /s/ Lawrence Siccia, President