Form 10QSB
period 2006-03-31
CRAFTY ADMIRAL ENTERPRISES LTD
filed 2006-05-16
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                        FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

The number of shares outstanding of the registrant's common stock as of March 31, 2006 was 46,000,000. Registrant's original registration statement on Form 10SB and all exhibits thereto, filed under SEC
File Number 0-49725, are incorporated herein by reference.

                     TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements......................................... 2

Item 2.  Management's Discussion and Analysis or Plan of Operation ... 9

Item 3.  Controls and Procedures...................................... 15

                    PART II: OTHER INFORMATION

Item 1A  Risk Factors..................................................16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...16

Item 6.  Exhibits..................................................... 16

Signatures............................................................ 17



Note Regarding Forward-Looking Statements
-----------------------------------------
The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

                       PART I -  FINANCIAL INFORMATION
                       ===============================

Financial Information
---------------------

Item 1.  Financial Information

The financial statements for Crafty Admiral Enterprises, Ltd.
(the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB for the year ended December 31, 2005.

                       Crafty Admiral Enterprises, Ltd.
                        (A Development Stage Company)
                              Balance Sheets
                         (Expressed in U.S Dollars)
                                (Unaudited)

                                             As at         As at
                                          31 March   31 December
                                              2006          2005
                                                 $     (Audited)
                                                               $
                                          ---------  -----------
Assets
------
Current
-------
Cash and cash equivalents                  $ 94,871     $ 17,531
                                           ========     ========
Liabilities
-----------
Current
-------
Accounts payable and accrued
 liabilities (Note 3)                         7,714        5,525
Convertible debentures (Note 4)              20,950       20,475
Due to related party (Note 5)                 2,298        2,298
                                           --------     --------
                                             30,962       28,298
                                           --------     --------

Stockholders' equity
--------------------
Capital stock (Note 6)
Authorized
300,000,000 common shares, par value
$0.001 and 50,000,000 preferred shares,
par value $0.001
Issued and outstanding
31 March 2006 - 46,000,000 common shares,
par value $0.001
31 December 2005 - 42,000,000 common
shares, par value $0.001                     46,000       42,000
Additional paid-in-capital                   87,600        8,000
Deficit, accumulated deficit during the
 development stage                          (69,691)     (60,767)
                                            --------     --------
                                             63,909      (10,767)
                                            --------     --------
                                           $ 94,871     $ 17,531
                                            ========     ========

Nature and Continuance of Operations (Note 1) and Subsequent Event (Note 10)

On behalf of the Board:
/s/ Lawrence Siccia, Director

The accompanying notes are an integral part of these financial statements.


              Crafty Admiral Enterprises, Ltd.
               (A Development Stage Company)
                 Statements of Operations
                (Expressed in U.S Dollars)
                       (Unaudited)

                             For the
                         period from
                         the date of
                        inception on                 For the three
                             6 March  For the three          month
                          2000 to 31   month period   period ended
                               March       ended 31       31 March
                                2006     March 2006           2005
                                   $              $              $
                        ------------  -------------  -------------

Expenses:
---------
Interest on convertible
 debentures                      950            475              -
Management fees
 (Notes 6, 7 and 9)            3,000          3,000              -
Office and miscellaneous      15,430            406              -
Professional fees             49,711          4,443          2,093
Rent (Notes 6, 7 and 9)          600            600              -
                        ------------  -------------  -------------
Net loss for the period      (69,691)        (8,924)        (2,093)
                        ============  =============  =============


Basic and diluted earnings
per common share                            (0.0002)       (0.0001)
                                      =============  =============
Weighted average number of
common shares used in per
share calculations                       43,422,222     21,000,000
                                      =============  =============











The accompanying notes are an integral part of these financial statements.


              Crafty Admiral Enterprises, Ltd.
              (A Development Stage Company)
                Statements of Cash Flows
                (Expressed in U.S Dollars)
                       (Unaudited)

                           For the
                       period from
                       the date of
                      inception on                 For the three
                           6 March  For the three          month
                        2000 to 31   month period   period ended
                             March       ended 31       31 March
                              2006     March 2006           2005
                                 $              $              $
                      ------------  -------------  -------------
Cash flows from
operating activities
--------------------
Net loss for the period     (69,691)     (8,924)         (2,093)

 Adjustments to reconcile
 loss to net cash used by
 operating activities
   Contributions to
   capital by related
   party - expenses (Notes
   6 and 7)                   3,600       3,600               -
Changes in operating
assets and liabilities
  Increase in accounts
  payable and accrued
  liabilities                 7,714       2,189             943
  Increase in convertible
  debentures interest
  payable                       950         475               -
                         ----------   ----------    -----------
                            (57,427)     (2,660)         (1,150)
                         ----------   ----------    -----------
Cash flows from
investing activities              -            -              -
                         ----------   ----------    -----------
Cash flows from
financing activities
--------------------
Common shares issued
 for cash                   130,000       80,000              -
Convertible debentures       20,000            -              -
Increase in due to
 related parties              2,298            -              -
                         ----------   ----------    -----------
                            152,298       80,000              -
                         ----------   ----------    -----------
Increase (decrease)
in cash and cash
equivalents                  94,871       77,340         (1,150)

Cash and cash
equivalents,
beginning of period               -       17,531          9,869
                         ----------   ----------    -----------
Cash and cash
equivalents,
end of period                94,871       94,871          8,719
                         ==========   ==========    ===========

Supplemental Disclosures with Respect to Cash Flows (Note 9)


The accompanying notes are integral part of the consolidated financial statements.

                      Crafty Admiral Enterprises, Ltd.
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
                       (Expressed in U.S. Dollars)
                               (Unaudited)


                   Number                             Deficit,
                       of                          accumulated
                   common             Additional    during the
                   shares   Capital      paid-in   development    Stockholders'
                   issued     stock      capital         stage          equity
                                  $            $             $               $
------------------------------------------------------------------------------
Balance at
6 March 2000
(Inception)             -        -             -             -               -

Coommon shares
issued for cash
($0.0015 per
share) - March
2000            2,000,000     2,000        1,000             -           3,000

Net loss for
the period              -         -            -        (2,291)         (2,291)
               ---------------------------------------------------------------
Balance at
31 December
2000            2,000,000     2,000        1,000        (2,291)            709

Common shares
issued for cash
($0.01 per
share) - August
2001            5,000,000     5,000       45,000             -          50,000

Share issue cost        -         -       (3,000)            -          (3,000)

Net loss for
the year                -         -            -       (10,571)        (10,571)
               ---------------------------------------------------------------
Balance at
31 December
2001            7,000,000     7,000       43,000       (12,862)         37,138

Net loss for
the year                -         -            -       (12,097)        (12,097)
               ---------------------------------------------------------------
Balance at
31 December
2002            7,000,000     7,000       43,000       (24,959)         25,041

Net loss for
the year                -         -            -       (11,019)        (11,019)
               ---------------------------------------------------------------
Balance at
31 December
2003            7,000,000     7,000       43,000       (35,978)         14,022

3 for 1
forward
split -
7 January
2004           14,000,000    14,000      (14,000)            -               -

Net loss for
the year                -         -            -        (6,451)         (6,451)
               ---------------------------------------------------------------
Balance at
31 December
2004           21,000,000    21,000       29,000       (42,429)          7,571

2 for 1
forward
split - 30
September
2005           21,000,000    21,000      (21,000)            -               -

Net loss for
the year                -         -            -       (18,338)        (18,338)
               ---------------------------------------------------------------
Balance at
31 December
2005           42,000,000    42,000        8,000       (60,767)        (10,767)

Common shares
issued for
cash ($0.02
per share) -
27 February
2006            4,000,000     4,000       76,000             -          80,000

Contributions
to capital by
related party -
expenses (Notes
6, 7 and 9)             -         -        3,600             -           3,600

Net loss for
the period              -         -            -        (8,924)         (8,924)
               ---------------------------------------------------------------
Balance at
31 March 2006  46,000,000    46,000       87,600       (69,691)         63,909
               ===============================================================

The accompanying notes are an integral part of these financial statements.

                    Crafty Enterprises, Ltd.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                         31 March 2006

1. Nature and Continuance of Operations
---------------------------------------
Crafty Admiral Enterprises, Ltd. (the "Company") was incorporated under the laws of the State of Nevada on 6 March 2000.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

The Company's financial statements as at 31 March 2006 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $8,924 for the three month period ended 31 March 2006 (31 March 2005 - $2,093) and has working capital of $63,909 at 31 March 2006 (31 December 2005 - working capital deficit of $10,767).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures.
These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 March 2006, the Company was not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                    Crafty Enterprises, Ltd.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                         31 March 2006

2. Significant Accounting Policies
----------------------------------
The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 31 March 2006 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 31 March 2006 are not necessarily indicative of the results that may be expected for the year ending 31 December 2006.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 31 December 2005.

Recent accounting pronouncement

In March 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                    Crafty Enterprises, Ltd.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                         31 March 2006


Comparative figures

Certain comparative figures have been adjusted to conform to the current period's presentation.

3. Accounts Payable and Accrued Liabilities
-------------------------------------------
Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4. Convertible Debentures
-------------------------
The Company issued convertible debentures totaling $20,000 in September 2005. At 31 March 2006, the balance of convertible debentures payable was $20,950, consisting of $20,000 principle plus $950 accrued interest. The holders of the convertible debentures have the right to convert any portion of the unpaid principal sum and/or accrued interest into restricted common shares of the Company at any time within twenty-four months from the issue date on the basis of $0.02 per share for each dollar of principal and/or interest due and payable under the convertible debentures. At 31 March 2006, the existing balance of $20,950 was convertible into 1,047,500 common shares of the Company. The convertible debentures bear interest at the rate of 9.5% per annum on any unpaid principal balances, are unsecured and have no fixed terms of repayment.

5. Due to Related Party
-----------------------
As at 31 March 2006, the amount in due to related party consists of $2,298 (31 December 2005 - $2,298) payable to a director and shareholder of the Company. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

6. Capital Stock
----------------
Authorized

The total authorized capital consist of:

-  300,000,000 of common shares with par value of $0.001
-  50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

The total issued and outstanding capital stock is 46,000,000 common shares with a par value of $0.001 per share.

On 27 February 2006, the Company issued 4,000,000 common shares at $0.02 per share for a total proceeds of $80,000.

During the three month period ended 31 March 2006, an officer, director and stockholder of the Company made contributions to capital by the payment of Company expenses (Notes 7 and 9).

7. Related Party Transactions
-----------------------------
During the three month period ended 31 March 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent of $3,000 (31 March 2005 - $Nil, cumulative - $3,000) and $600
(31 March 2005 - $Nil, cumulative - $600) respectively (Notes 6 and 9). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

8. Income Taxes
---------------
The Company has losses carried forward for income tax purposes to 31 March 2006. There are no current or deferred tax expenses for the period ended
31 March 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

                    Crafty Enterprises, Ltd.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                         31 March 2006

The provision for refundable federal income tax consists of the following:

		                         For the three   For the three
                                          month period    month period
                                              ended 31        ended 31
                                            March 2006      March 2005
                                                     $               $
Deferred tax asset attributable to:
Current operations                               3,034             712
Contributions to capital by related
 party - expenses                               (1,224)              -
Less: Change in valuation allowance             (1,810)           (712)
                                         -------------   -------------

Net refundable amount                                -               -
                                         =============   =============

The composition of the Company's deferred tax assets as at 31 March 2006 and 31 December 2005 is as follows:

		                               As at 31        As at 31
                                             March 2006   December 2005
                                                               (Audited)
                                                      $               $

Net income tax operating loss carryforward      (66,091)        (60,767)
                                              ---------       ---------
Statutory federal income tax rate                   34%             34%
Effective income tax rate                            0%              0%

Deferred tax assets                              22,471	         20,661
Less: Valuation allowance                       (22,471)        (20,661)
                                              ---------       ---------
Net deferred tax asset                                -               -
                                              =========       =========

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2006, the Company has an unused net operating loss carryforward balance of approximately $66,091 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2026.

9. Supplemental Disclosure with Respect to Cash Flows
-----------------------------------------------------

                                               For the
                                                period
                                              from the
                                               date of
		                             inception   For the three  For the three
                                            on 6 March    month period   month period
                                            2000 to 31        ended 31       ended 31
                                            March 2006      March 2006     March 2005
                                                     $               $              $

Cash paid during the year for interest               -               -              -
Cash paid during the year for income taxes           -               -              -


During the three month period ended 31 March 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent of $3,000 and $600 respectively (Notes 6 and 7).

                    Crafty Enterprises, Ltd.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                         31 March 2006

10. Subsequent Event
--------------------
Subsequent to 31 March 2006 the Company issued convertible debentures totaling $500,000. The holders of the convertible debentures have the right to convert any portion of the unpaid principal sum and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.50 per unit where a unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share of the Company for $1.00 for a period of twenty-four months from the date of the initial conversion of the convertible debentures. The convertible debentures bear interest at the rate of 10% per annum on any unpaid principal balances, are secured by a general charge on the assets of the Company and are repayable on demand. Interest is payable on a quarterly basis. The Company may repay all or a portion of the convertible debentures balance at any time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 0-49725.

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

Results of Operations
---------------------
Three Months Ended March 31, 2006 compared to Three Months Ended
March 31, 2005
-----------------------------------------------------------------
We have had no revenues since inception on March 6, 2000.

Operating expenses were $8,924 for the three months ended March 31, 2006, as compared to $2,093 for the three months ended March 31, 2005. Professional fees increased from $2,093 for the three months ended March 31, 2005 to $4,443 for the three months ended March 31, 2006. These expenses were mainly attributed to professional fees during both periods incurred to prepare and file Registrant's quarterly and annual reports with the U.S. Securities and Exchange Commission. In addition, $3,000 was expensed during the three months ended March 31, 2006 for management fees due to a related party. During the three months ended March 31, 2006, the sole officer and director made contributions to capital for management fees and rent in the amount of $3,000 and $600, respectively, as compared to $0 or Nil for the three months ended March 31, 2005.

Net loss was $8,924 or $0.0002 per share for the three months ended March 31, 2006, as compared to a net loss of $2,093 or $0.0001 per share for the three months ended March 31, 2005.

Liquidity and Capital Resources
-------------------------------
At March 31, 2006, we had $94,871 in cash and cash equivalents.

Net cash flow from operating activities for the three months ended
March 31, 2006 was ($2,660), as compared to net cash flow from operating activities of ($1,150) for the three months ended March 31, 2005.

At March 31, 2006, $2,298 was payable to our sole officer and director for expenses advanced on our behalf. This balance is non-interest bearing, unsecured and has no fixed repayment term.

There were no cash flows from investing activites for the three months ended March 31, 2006.

On February 27, 2006, we issued 4,000,000 shares of our common stock to an unrelated third party accredited investor in a private placement for $0.02 per share for gross proceeds to us in the amount of $80,000. As a result, cash flows from financing activities were $80,000 for the three months ended March 31, 2006, as compared to $0 or Nil for the three months ended March 31, 2005.

Convertible debentures totaling $20,000 were issued in September 2005. The convertible debentures bear interest at the rate of 9.5% per annum on any unpaid principal balances; are unsecured; and have no fixed term of repayment. At March 31, 2006, the balance owed on the convertible debentures was $20,950, consisting of principal in the amount of $20,000 and accrued interest in the amount of $950. The holders of the convertible debentures have the right to convert any portion of the unpaid principal sum and/or accrued interest into shares of our restricted common stock at any time within 24 months from the issue date of the convertible debenture on the basis of $0.02 per share for each dollar of principal and/or interest due and payable at the time of such conversion. At March 31, 2006, the convertible debenture balance due of $20,950 was convertible into 1,047,500 shares of our common stock. Our stockholders' equity was $63,909 at March 31, 2006.

Subsequent to March 31, 2006, we issued additional convertible debentures totaling $500,000. The holders of the convertible debentures have the right to convert any portion of the unpaid principal sum and/or accrued interest into restricted shares of our restricted common stock at any time within 36 months from the issue date on the basis of $0.50 per unit where a unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock for $1.00 for a period of 24 months from the date of the initial conversion of the convertible debentures. The convertible debentures bear interest at the rate of 10% per annum on any unpaid principal balances, are secured by our assets and are repayable on demand. Interest is payable on a quarterly basis. We may repay all or a portion of the convertible debenture balances at any time.

On February 27, 2006, we issued 4,000,000 shares of our common stock to an unrelated third party in a private placement for $0.02 per share for total cash to us in the ampount of $80,000.

While we believe our current capital will be sufficient to meet our cash flow needs for the next 12 months, there can be no guarantee that we will be able to meet our cash flow needs over the next 12 months and beyond.

Plan of Operation
-----------------
During the next twelve months, we will continue to seek out and investigate possible business opportunities with the intent to acquire and merge with one or more business ventures. In our search for business opportunities, management will follow the procedures outlined in Item 1 above. Because we lack substantial working capiutal funds, it may be necessary for our sole officer and director to either advance funds to us or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis whenever possible.

Management's discretion is unrestricted, and we may participate in any business whatsoever that may, in the opinion of management, meet the business objectives discussed herein. We may effectuate a business combination with a business outside the United States. We have not limited the scope of our search to any particular industry or region.

We do not intend to utilize any notices or advertisements in our search for business opportunities.

Our sole officer and director will be primarily responsible for searching for an appropriate merger or acquisition candidate. However, to the extent that the existing stockholders are aware of any potential business acquisition candidates, they may also refer these to us. We recognize that as a result of our limited financial, managerial or other resources, the number of suitable potential businesses that may be available to us will be extremely limited.

Our principal business objective will be to seek long-term growth potential in the business in which we participate rather than immediate, short-term earnings. In seeking to attain our business objectives, we will not restrict our search to any particular industry. Rather, we may investigate businesses of essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation and others. Management may also seek to become involved with other development-stage companies or companies that could be categorized as "financially troubled." At the present time, we have not chosen the particular area of business in which we proposes to engage and have not conducted any market studies with respect to business property or industry.

As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants to raise any capital. In the event wedo need to raise capital, most likely the only method available to us would be through the private sale of its securities. Because of our status as a development-stage company, it is unlikely we could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable us.


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

Off-Balance Sheet Arrangements
------------------------------
We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, or other contingent arrangements that exposes us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to the Company.

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

                  PART II - OTHER INFORMATION
                  ===========================

ITEM 1A. RISK FACTORS
---------------------
In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Item 6 - Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------
On February 27, 2006, we issued 4,000,000 shares of our common stock to an unrelated third party accredited investor in a private placement for $0.02 per share for gross proceeds to us in the amount of $80,000.

The offer and sale of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by the Company not involving a public offering. The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to share certificates issued in such transactions. Furthermore, all investors had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
A) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10-SB12G Registration Statement, filed on May 6, 2003, under SEC File Number 0-49725 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.     Description
-----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
 99.1           Sec. 302 Certification
 99.2           Sec. 906 Certifications

B) There were no reports on Form 8-K filed during the three months ended March 31, 2006 or as of the date of the filing of this report.

                       SIGNATURES
                       ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Crafty Admiral Enterprises, Ltd.,
                              a Nevada corporation

May 14, 2006                  By:/s/ Lawrence Siccia,
                              President, CEO, CFO, Principal
                              Accounting Officer and Chairman
                              of the Board of Directors