Form 10QSB
period 2006-06-30
CRAFTY ADMIRAL ENTERPRISES LTD
filed 2006-08-14
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___ to ___

Crafty Admiral Enterprises, Ltd.
(Exact name of registrant as specified in its charter)

Nevada                                                                                                                                   88-0455809
(State or other jurisdiction of incorporation or organization)                                                 (I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant's common stock as of June 30, 2006 was 46,000,000.

Registrant's original registration statement on Form 10SB and all exhibits thereto, filed under SEC File Number 0-49725, are incorporated herein by reference.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements......................................……………………………………………………. 2

Item 2. Management's Discussion and Analysis or Plan of Operation .……………………………. 9

Item 3. Controls and Procedures....................................…………………………………………… … 15

PART II: OTHER INFORMATION

Note Regarding Forward-Looking Statements

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

The financial statements for Crafty Admiral Enterprises, Ltd. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB for the year ended December 31, 2005.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)

Financial Statements
(Unaudited)
30 June 2006

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 June 2006	As at 31 December 2005 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	282,437	17,531
Deposit and prepaid expenses (Notes 3 and 11)	48,000	-

	330,437	17,531

Oil and gas property (Note 4)	642,006	-

	972,443	17,531

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	2,200	5,525
Convertible debentures (Note 6)	948,247	20,475
Due to related party (Note 7)	2,298	2,298

	952,745	28,298

Stockholders’ equity
Capital stock (Note 9)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
30 June 2006 - 46,000,000 common shares, par value $0.001
31 December 2005 - 42,000,000 common shares, par value $0.001	46,000	42,000
Additional paid-in capital	91,200	8,000
Deficit, accumulated during the development stage	(117,502)	(60,767)

	19,698	(10,767)

	972,443	17,531
Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ Lawrence Siccia  Director

The accompanying notes are an integral part of these financial statements.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended 30 June 2006	For the three month period ended 30 June 2005	For the six month period ended 30 June 2006	For the six month period ended 30 June 2005	For the period from the date of inception on 6 March 2000 to 30 June 2006
	$	$	$	$	$

Expenses
Interest on convertible debentures (Note 6)	12,297	-	12,772	-	13,247
Management fees (Notes 8 and 9)	3,000	-	6,000	-	6,000
Office and miscellaneous	812	44	1,217	44	16,242
Professional fees	31,102	4,779	35,546	6,872	80,813
Rent (Notes 8 and 9)	600	-	1,200	-	1,200

Loss for the period	47,811	4,823	56,735	6,916	117,502

Basic and diluted earnings per common share	(0.0010)	(0.0002)	(0.0013)	(0.0003)

Weighted average number of common shares used in per share calculations	46,000,000	21,000,000	44,718,232	21,000,000

The accompanying notes are an integral part of these financial statements.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the three month period ended 30 June 2006	For the three month period ended 30 June 2005	For the six month period ended 30 June 2006	For the six month period ended 30 June 2005	For the period from the date of inception on 6 March 2000 to 30 June 2006
	$	$	$	$	$

Cash flows from operating activities
Loss for the period	(47,811)	(4,823)	(56,735)	(6,916)	(117,502)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest on convertible debentures payable (Note 6)	12,297	-	12,772	-	13,247
Contributions to capital by related party - expenses (Notes 8 and 9)	3,600	-	7,200	-	7,200
Changes in operating assets and liabilities
Increase in deposit and prepaid expenses (Note 3)	(48,000)	-	(48,000)	-	(48,000)
Increase (decrease) in accounts payable and accrued liabilities	(5,514)	1,979	(3,325)	2,922	2,200

	(85,428)	(2,844)	(88,088)	(3,994)	(142,855)

Cash flows from investing activities
Purchase of oil and gas property (Note 4)	(642,006)	-	(642,006)	-	(642,006)

Cash flows from financing activities
Common shares issued for cash	-	-	80,000	-	130,000
Convertible debentures (Note 6)	915,000	-	915,000	-	935,000
Increase in due to related party	-	-	-	-	2,298

	915,000	-	995,000	-	1,067,298

Increase (decrease) in cash and cash equivalents	187,566	(2,844)	264,906	(3,994)	282,437

Cash and cash equivalents, beginning of period	94,871	8,719	17,531	9,869	-

Cash and cash equivalents, end of period	282,437	5,875	282,437	5,875	282,437

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these financial statements.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Share Capital	Additional Paid-in Capital	Deficit accumulated during the development stage	Stockholders’ equity
		$	$	$	$

Balance at 6 March 2000	-	-	-	-	-
Issuance of common stock	2,000,000	2,000	1,000	-	3,000
Loss for the year	-	-	-	(2,291)	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	(2,291)	709
Issuance of common stock	5,000,000	5,000	42,000	-	47,000
Loss for the year	-	-	-	(10,571)	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000	(12,862)	37,138
Loss for the year	-	-	-	(12,097)	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	(24,959)	25,041
Loss for the year	-	-	-	(11,019)	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	(35,978)	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-
Loss for the year	-	-	-	(6,451)	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	(42,429)	7,571
2 for 1 forward split - 30 September 2005	21,000,000	21,000	(21,000)	-	-
Net loss for the year	-	-	-	(18,338)	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	(60,767)	(10,767)
Common shares issued for cash ($0.02 per share) - 27 February 2006	4,000,000	4,000	76,000	-	80,000
Contributions to capital by related party - expenses (Notes 8 and 9)	-	-	7,200	-	7,200
Net loss for the period	-	-	-	(56,735)	(56,735)

Balance at 30 June 2006	46,000,000	46,000	91,200	(117,502)	19,698

The accompanying notes are an integral part of these financial statements.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006
1. Nature and Continuance of Operations

Crafty Admiral Enterprises, Ltd. (the “Company”) was incorporated under the laws of the State of Nevada on 6 March 2000.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is devoting all of its present efforts to securing and establishing a new business in the oil and gas industry and is seeking opportunities in the State of Arkansas. The Company is currently focusing on identifying and evaluating prospective oil and natural gas properties located in the Fayetteville Shale area. The Company has acquired exploration property interests consisting of a mineral, oil, and gas property lease located in St. Francis County, Arkansas and has not yet determined whether this property contains reserves that are economically feasible. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof. During the six month period ended 30 June 2006, the Company raised $915,000 by issuing convertible debentures and $80,000 through a private placement of common shares. No revenue has been derived during the organization period and our planned principle operations have not commenced.

The Company’s financial statements as at 30 June 2006 and for each of the three month and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $56,735 for the six month period ended 30 June 2006 (30 June 2005 - $6,916) and has working capital deficiency of $622,308 at 30 June 2006 (31 December 2005 - working capital deficiency of $10,767).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2006, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

2. Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 30 June 2006, and for the each of the three month and six month periods ended 30 June 2006 in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and six month periods ended 30 June 2006 are not necessarily indicative of the results that may be expected for the year ending 31 December 2006.

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

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, amounts due to related party and convertible debentures payable approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No.128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

Oil and gas property

a)  The Company accounts for its oil and gas exploration and development costs using the successful efforts method. Leasehold acquisition costs are capitalized. If proved reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Significant undeveloped leases are reviewed periodically and a valuation allowance is provided for any estimated decline in value. Cost of other undeveloped leases is expensed over the estimated average life of the leases. Cost of exploratory drilling is initially capitalized. In the absence of a determination that proved reserves are found, the costs of drilling such exploratory wells are charged to expense. The Company makes this determination within one year following the completion of drilling. Other exploratory costs are charged to expense as incurred. Development costs, including unsuccessful development wells, are capitalized. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method.

b)  The Financial Accounting Standards Board (the “FASB”) issued SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets” that requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No.144 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company must periodically assess it proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows.

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 6 March 2000 to 30 June 2006.

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Reclamation costs

The Company’s policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine. The amount charged is based on management’s estimation of reclamation costs to be incurred. The accrued liability is reduced as reclamation expenditures are made. Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

Recent accounting pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

3. Deposit and Prepaid Expenses

c)  On 14 June 2006 the Company deposited $43,000 into an escrow account in accordance with an agreement to purchase a mineral, oil and gas property lease (Note 11).

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

4. Exploration Property

Tombaugh Farms Property - St. Francis County, Arkansas

d)  On June 27 2006, the Company acquired a 100% interest in a mineral, oil and gas property lease located in St. Francis County, Arkansas (the “Tombaugh Lease”) for an up front cash payment of $642,006. The lease is subject to a 19% royalty on oil and other liquid hydrocarbons produced, saved and sold, and can be extended at the option of the Company for an additional five years on the same terms.
	Balance at 30 June 2006	Balance at 31 December 2005
	$	$
Oil and gas properties consist of the following:
Undeveloped properties	642,006	-

	642,006	-

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed.

	During the three month period ended 30 June 2006	During the three month period ended 30 June 2005
	$	$

Acquisition - unproved	642,006	-
Development	-	-
Exploration	-	-

	642,006	-

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

6. Convertible Debentures

Balance at 30 June 2006
$

Issued in September 2005, the convertible debentures bear interest at a rate of 9.5% per annum on any unpaid principle balances, are unsecured, and have no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within twenty-four months from the issue date on the basis of $0.02 per common share for each dollar of principle and/or interest due and payable. The balance of $21,425 outstanding at 30 June 2006 consists of principle and unpaid accrued interest of $20,000 and $1,425 respectively.
21,425

Issued in April 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has no fixed terms of repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time within thirty-six months for the issue date, on the basis of $1.00 per unit where a unit consists of one common share and one warrant to purchase one common share of the Company for $1.75 for a period of twenty-four months from the date of conversion. The balance of $510,685 outstanding at 30 June 2006 consists of principle and unpaid accrued interest of $500,000 and $10,685 respectively.
510,685

Issued in June 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has repayment terms wherein the principle and accrued interest shall be due the later of (i) sixty days after the date the convertible debenture was issued or (ii) upon the lenders written demand for repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest into common shares of the Company at any time and from time to time prior to the maturity date on the basis of $0.70 per share for each dollar of principle and/or interest due and payable. The balance of $416,137 outstanding at 30 June 2006 consists of principle and unpaid accrued interest of $415,000 and $1,137 respectively.
416,137

948,247

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

7. Due to Related Party

As at 30 June 2006, the amount in due to a related party consists of $2,298 (31 December 2005 - $2,298) payable to a director and stockholder of the Company. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

8. Related Party Transactions

During the three month period ended 30 June 2006, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $3,000 (30 June 2005 - $Nil, cumulative - $6,000) and $600 (30 June 2005 - $Nil, cumulative - $1,200) respectively. These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

9. Capital Stock

Authorized

The total authorized capital stock consists of:

•	300,000,000 common shares with a par value of $0.001
•	50,000,000 preferred shares with a par value of $0.001

Issued and outstanding

The total issued and outstanding capital stock is 46,000,000 common shares with a par value of $0.001 per share.

On 27 February 2006, the Company issued 4,000,000 common shares at $0.02 per share for total cash proceeds of $80,000.

During the three month period ended 30 June 2006, an officer, director and shareholder of the Company made contributions to capital by the payment of Company expenses (Note 8).

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

2.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2006. There are no current or deferred tax expenses for the period ended 30 June 2006 due to the Company’s loss position. The Company has not reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:
	For the three month period ended 30 June 2006	For the three month period ended 30 June 2005
	$	$
-
Deferred tax asset attributable to:
Current operations	16,256	1,640
Contributions to capital by related party - expenses	(1,224)	-
Less: Change in valuation allowance	(15,032)	(1,640)

Net refundable amount	-	-

The composition of the Company’s deferred tax asset as at 30 June 2006 and 31 December 2005 is as follows:
	As at 30 June 2006	As at 31 December 2005 (Audited)
	$	$

Net operating loss carry forward	110,302	60,767

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	37,503	20,661
Less: Valuation allowance	(37,503)	(20,661)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 June 2006

As at 30 June 2006, the Company has an unused net operating loss carry forward balance of approximately $110,302 that is available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2020 to 2026.

11. Commitments

The Company has outstanding and future commitments under the following exploration property agreements:

a)
On 13 June 2006, the Company entered into an agreement to purchase an existing lease agreement on a mineral, oil and gas property lease located in St. Francis County, Arkansas (the “Vegas Property”). The terms of the agreement require the Company to make an initial deposit of $43,000 (paid), pay a prepaid lease payment of $436,257 on the as yet to be decided closing date and the payment of royalty payments of 18.75% on oil and other liquid hydrocarbons produced, saved, and sold. The agreement provides the Company with the option to extend the lease for five additional years on the same terms (Note 3).

b)
On 9 June 2006, the Company entered into an agreement to purchase an existing lease agreement on an oil, gas, and mineral lease property located in St. Francis County, Arkansas (the “Double R Property”). The terms of the agreement require the Company to make a prepaid lease payment of $252,000 on the as yet to be decided closing date and the payment of royalty payments of 20% on oil and other liquid hydrocarbons produced, saved, and sold. The agreement provides the Company with the option to extend the lease for five additional years on the same terms.

c)
On 13 June 2006, the Company entered into an agreement to purchase an existing lease agreement on an oil, gas, and mineral lease property located in St. Francis County, Arkansas (the “Wheatley Property”). The terms of the agreement require the Company to make a prepaid lease payment of $785,178 on the as yet to be decided closing date and the payment of royalty payments on oil and other liquid hydrocarbons produced, saved, and sold. The agreement provides the Company with the option to extend the lease for five additional years on the same terms.

The Company has outstanding commitments to issue common shares of the Company under the terms of its convertible debentures (Note 6).

12.    Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 30 June 2006	For the three month period ended 30 June 2006	For the three month period ended 30 June 2005
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-
During the six month period ended 30 June 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent of $7,200 (2005 - $Nil) and $1,200 (2005 - $Nil) respectively (Note 8).

During the six month period ended 30 June 2006, the Company accrued unpaid interest expense of $12,772 (2005 - $Nil) related to convertible debentures payable (Note 6).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which can be found in its entirety on the SEC website at www.sec.gov, under our
SEC File Number 0-49725.

General

Crafty Admiral Enterprises, Inc. was incorporated in the State of Nevada on March 6, 2000. The corporation was originally organized to engage in the business of the sale of classic auto parts to classic auto owners all over the world through its Internet site/online store; however, we were unsuccessful in implementing our online store and were unable to afford the cost of purchasing, warehousing and shipping the initial inventory required to get the business started. As a result, we ceased operations in approximately July 2002. We remained inactive and did not conduct any business from July 2002 to the current period. Our sole officer and director determined that it would be in the best interest of the shareholders of the corporation that we should become active again and begin seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. We are considered a development stage company, and due to our status as a "shell" corporation, our principal business purpose has been to locate and consummate a merger or acquisition with a private entity.

On June 27 2006, we acquired a 100% interest in a mineral, oil and gas property lease located in St. Francis County, Arkansas (the “Tombaugh Lease”) for a cash payment of $642,006. The lease is subject to a 19% royalty on oil and other liquid hydrocarbons produced, saved and sold, and can be extended at the option of Registrant for an additional five years on the same terms. We are currently devoting all of our efforts to securing and establishing a new business in the oil and gas industry and are seeking other oil and gas opportunities in the State of Arkansas. We have not yet determined whether this property contains any reserves that may be economically feasible. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of our interest in the underlying property, our ability to obtain necessary financing to satisfy the expenditure requirements under the property agreement and future profitable production or proceeds from the sale thereof.

During the six month period ended 30 June 2006, we raised a total of $915,000 by issuing convertible debentures and $80,000 through a private placement of shares of its common stock to unrelated third parties.

Results of Operations

Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2005

We have had no revenues and have incurred an accumulated deficit of $117,502 since inception on March 6, 2000.

Our total operating expenses were $47,811 for the three months ended June 30, 2006, as compared to $4,823 for the three months ended March 31, 2005. This increase was mainly due to an increase in professional fees from $4,779 to $31,102, incurred in connection with our acquisition of the oil and gas leases, and $12,297 in interest paid on convertible debentures issued during the period. In addition, $3,000 was expensed during the three months ended June 30, 2006 for management fees due to a related party. During the three months ended June 30, 2006, our sole officer and director made contributions to capital for management fees and rent in the amount of $3,000 and $600, respectively, as compared to $0 or Nil for the three months ended June 30, 2005.

Total net loss was $47,811, or $0.0010 per share, for the three months ended June 30, 2006, as compared to a total net loss of $4,823, or $0.0002 per share, for the three months ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, we had total assets of $972,443, consisting of $282,427 in cash and cash equivalents; $48,000 in deposits and prepaid expenses, consisting of escrow deposits in connection with agreements to purchase the mineral, oil and gas property leases; and oil and gas properties valued at $642,006.

Our accounts payable and accrued liabilities at June 30, 2006 were $2,200, consisting of unsecured obligations incurred in our day-to-day operations. These payables/liabilities are non-interest bearing, unsecured and have settlement dates within one year.

At June 30, 2006, there was a total of $2,298 due and payable to our sole officer, director and stockholder for expenses advanced on our behalf since inception. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

During the three and six-month period ended June 30, 2006, we raised a total of $915,000 by issuing convertible debentures to unrelated third parties as follows:

(1) In September 2005, we issued convertible debentures that bear interest at a rate of 9.5% per annum on any unpaid principle balances, are unsecured, and have no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted shares of our common stock at any time within twenty-four months from the issue date on the basis of $0.02 per common share for each dollar of principle and/or interest due and payable. The balance of $21,425 outstanding at 30 June 2006 consists of principle and unpaid accrued interest of $20,000 and $1,425 respectively.

(2) In April 2006, we issued a convertible debenture that bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has no fixed terms of repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time within thirty-six months for the issue date, on the basis of $1.00 per unit where a unit consists of one share of common stock and one warrant to purchase one share of our common stock for $1.75 for a period of twenty-four months from the date of conversion. The balance of $510,685 outstanding at 30 June 2006 consists of principle and unpaid accrued interest of $500,000 and $10,685 respectively.

(3) In June 2006, we issued a convertible debenture that bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has repayment terms wherein the principle and accrued interest shall be due the later of (i) sixty days after the date the convertible debenture was issued or (ii) upon the lenders written demand for repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest into shares of our common stock at any time, and from time to time prior to the maturity date, on the basis of $0.70 per share for each dollar of principle and/or interest due and payable. The balance of $416,137 outstanding at 30 June 2006 consists of principle and unpaid accrued interest of $415,000 and $1,137 respectively.

Cash flows from investing activities for the three months ended June 30, 2006 were ($642,006), the total amount paid for our interest in and to oil, mineral and gas leases as follows:

(1) On 9 June 2006, we entered into an agreement to purchase an existing lease agreement on an oil, gas, and mineral lease property located in St. Francis County, Arkansas (the “Double R Property”). The terms of the agreement requires us to make a prepaid lease payment of $252,000 on the as yet to be decided closing date and the payment of royalty payments of 20% on any oil and/or other liquid hydrocarbons produced, saved, and sold. In addition, the agreement provides us the option to extend the lease for five additional years on the same terms.

(2) On June 13, 2006, we entered into an agreement to purchase an existing lease agreement on a mineral, oil and gas property lease located in St. Francis County, Arkansas (the “Vegas Property”). The terms of the agreement required us to make an initial deposit of $43,000, which was paid and is being held in escrow; pay a prepaid lease payment of $436,257 on the as yet to be decided closing date; and the payment of royalty payments of 18.75% on any oil and/or other liquid hydrocarbons produced, saved and sold. In addition, the agreement provides us the option to extend the lease for five additional years on the same terms.

(3) On June 13, 2006, we entered into an agreement to purchase an existing lease agreement on an oil, gas, and mineral lease property located in St. Francis County, Arkansas (the “Wheatley Property”). The terms of the agreement require us to make a prepaid lease payment of $785,178 on the as yet to be decided closing date and the payment of royalty payments on any oil and/or other liquid hydrocarbons produced, saved, and sold. In addition, the agreement provides us the option to extend the lease for five additional years on the same terms.

While we believe our current capital will be sufficient to meet our administrative cash flow needs for the next 12 months, we will need to raise additional capital to complete the drilling program on the Tombaugh Lease property and to acquire any additional properties. There can be no guarantee that we will be able to meet our cash flow needs over the next 12 months and beyond, or that we will be able to raise additional capital when needed for further exploration of our properties.

Plan of Operation

During the next twelve months, we intend to raise additional capital and to continue the exploration of our current property and investigating additional opportunities in the Fayetteville shale region. We will also continue to seek out and investigate other possible business opportunities with the intent to acquire and merge with one or more business ventures. We do not intend to utilize any notices or advertisements in our search for business opportunities. Management's discretion is unrestricted, and we may participate in any business whatsoever that may, in the opinion of management, meet the business objectives discussed herein. We may effectuate a business combination with a business outside the United States. We have not limited the scope of our search to any particular industry or region.

We believe significant opportunities are available to us to leverage the recent strength in the natural gas market. Given the success of other companies in the industry and in the region, we believe investments in oil and gas properties in the Fayetteville shale region of Arkansas may offer superior value.

Our key business strategies for the next 12 months are: (1) complete the purchase of natural gas leases in the Fayetteville Shale region of Arkansas; (2) attract a management team with the expertise to guide us through the development of the leaseholds; and (3) enter into arrangements including but not limited to consulting agreements, contracting agreements and joint ventures with other entities with experience in the region and in the natural gas industry..

Our sole officer and director will be primarily responsible for the evaluation of the opportunities and for searching for other appropriate merger or acquisition candidates. However, to the extent that the existing stockholders are aware of any potential business acquisition candidates, they may also refer these to us. We recognize that as a result of our limited financial, managerial or other resources, the number of suitable potential businesses that may be available to us will be extremely limited.

We are actively pursuing a qualified management team to help us capitalize on the emerging natural gas opportunities in the Fayetteville Shale region. We are currently looking to recruit an experienced industry team and expand our board of directors and we plan to add key employees and consultants as necessary to successfully compete in the market.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, or other contingent arrangements that exposes us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to the Company.

ITEM 3. CONTROLS AND PROCEDURES

Critical Accounting Policies

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results, as well as the risk factors set forth below, applicable to our recently acquired oil and gas lease business. In addition, the risks described in our Annual Report on Form 10-KSB and those listed below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Oil and natural gas prices are volatile. Any substantial decrease in market prices would adversely affect our financial results.

Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. Our future cash flow from operations will be highly dependent on the prices we may receive for any oil and natural gas we are able to locate and sell. This price volatility will also affect the amount of our cash flow available for capital expenditures and our ability to borrow money and/or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

o  the level of consumer demand for oil and natural gas;
o  the domestic and foreign supply of oil and natural gas;
o  the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree  to and maintain oil price and production controls;
o  the price of foreign oil and natural gas;
o  domestic governmental regulations and taxes;
o  the price and availability of alternative fuel sources;
o  weather conditions;
o  market uncertainty;
o  political conditions or hostilities in energy producing regions, including the Middle East; and
o  worldwide economic conditions.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce any possible revenues we might derive from our exploration and production activities, but could reduce the amount of oil and natural gas that we could produce economically and, as a result, could have a material adverse effect on our future financial condition, results of operations and reserves. Should the oil and natural gas industry experience significant price declines, we may, among other things, be unable to meet our financial obligations or make planned expenditures.

Our exploration operations are subject to inherent risks, some of which are beyond our control. These risks may not be fully covered under insurance policies. We are currently investigating the prices and coverage available for insurance protection on our proposed exploration and development operations.

Our operations are subject to hazards inherent in the oil and gas industry, such as, but not limited to, accidents, blowouts, explosions, fires and oil spills. These conditions can cause:

•	personal injury or loss of life;

•	damage to or destruction of property, equipment and the environment; and

•	suspension of operations.

The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our financial condition and results of operations. In addition, claims for loss of oil and gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in us being named as a defendant in lawsuits asserting large claims.

We fully intend to maintain insurance coverage that we believe to be customary in the industry against these hazards. However, we will not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of these risks, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past.

We are subject to federal, state and local regulations regarding issues of health, safety and protection of the environment. Under these regulations, we may become liable for penalties, damages or costs of remediation. Any changes in laws and/or government regulations in the industry could increase our costs of doing business.

Our proposed operations are subject to federal, state and local laws and regulations relating to protection of natural resources and the environment, health and safety, waste management, and transportation of waste and other materials. Our fluid services segment includes disposal operations into injection wells that pose some risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Liability under these laws and regulations could result in cancellation of well operations, fines and penalties, expenditures for remediation, and liability for property damage and personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations also may include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of corrective action orders.

Laws protecting the environment generally have become more stringent over time and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. The modification or interpretation of existing laws or regulations, or the adoption of new laws or regulations, could curtail exploratory or developmental drilling for oil and gas and could limit well servicing opportunities. Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or conduct of, or conditions caused by, prior operators or other third parties. Clean-up costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition.

We may not be able to grow successfully through future acquisitions or successfully manage future growth, and we may not be able to effectively integrate the businesses we do acquire.

Our business strategy includes growth through the acquisitions of other businesses. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating our current or future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating our current or future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended June 30, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10-SB12G Registration Statement, filed on May 6, 2003, under SEC File Number 0-49725 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.  Description

* 3(i)    Articles of Incorporation
* 3(ii)    Bylaws
31      Sec. 302 Certification
32      Sec. 906 Certification

B) There were no reports on Form 8-K filed during the three months ended June 30 2006 or as of the date of the filing of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Crafty Admiral Enterprises, Ltd.,
                                                  a Nevada corporation

Dated: August 10, 2006                            /s/ Lawrence Siccia

                                  By: Lawrence Siccia, President, CEO, CFO,  Principal Accounting Officer and Chairman
                                   of the Board of Directors