Form 10QSB
period 2006-09-30
CRAFTY ADMIRAL ENTERPRISES LTD
filed 2006-11-08
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant's common stock as of September 30, 2006 was 46,000,000.

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

PART II: OTHER INFORMATION

Item 1A Risk Factors...............................................…………………………………………………......16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………………..……..16

Item 6. Exhibits.................................................………………………………………………………...... 16

Signatures.....................................................…………………………………………………………...... 17

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

The financial statements for Crafty Admiral Enterprises, Ltd. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB for the year ended December 31, 2005.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 September 2006	As at 31 December 2005 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	35,948	17,531
Deposit and prepaid expenses (Notes 3)	5,000	-

	40,948	17,531

Oil and gas exploration property (Note 4)	642,006	-

	682,954	17,531

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	2,000	5,525
Convertible debentures (Note 6)	719,155	20,475
Due to related party (Note 7)	2,298	2,298

	723,453	28,298

Stockholders’ deficiency
Capital stock (Note 9)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
30 September 2006 - 46,000,000 common shares, par value $0.001
31 December 2005 - 42,000,000 common shares, par value $0.001	46,000	42,000
Additional paid-in capital	94,800	8,000
Deficit, accumulated during the development stage	(181,299)	(60,767)

	(40,499)	(10,767)

	682,954	17,531
Nature and Continuance of Operations (Note 1)

On behalf of the Board:
/s/ “Lawrence Siccia”  Director

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 September 2006	For the three month period ended 30 September 2006	For the three month period ended 30 September 2005	For the nine month period ended 30 September 2006	For the nine month period ended 30 September 2005
	$	$	$	$	$

Expenses
Default lease deposit (Note 4)	25,000	25,000	-	25,000	-
Interest on convertible debentures (Note 6)	34,155	20,908	-	33,680	-
Management fees (Notes 8 and 9)	9,000	3,000	-	9,000	-
Office and miscellaneous	17,230	1,754	25	2,206	70
Professional fees	94,114	12,535	1,818	48,846	8,689
Rent (Notes 8 and 9)	1,800	600	-	1,800	-

Loss for the period	181,299	63,797	1,843	120,532	8,759

Basic and diluted earnings per common share		(0.0014)	(0.0001)	(0.0027)	(0.0004)

Weighted average number of common shares used in per share calculations		46,000,000	21,000,000	45,164,835	21,000,000

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 September 2006	For the nine month period ended 30 September 2006	For the nine month period ended 30 September 2005
	$	$	$

Cash flows from operating activities
Loss for the period	(181,299)	(120,532)	(8,759)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest on convertible debentures payable (Note 6)	34,155	33,680	-
Contributions to capital by related party - expenses (Notes 8 and 9)	10,800	10,800	-
Changes in operating assets and liabilities
Increase in deposit and prepaid expenses (Note 3)	(5,000)	(5,000)	-
Increase (decrease) in accounts payable and accrued liabilities	2,000	(3,526)	415

	(139,344)	(84,578)	(8,344)

Cash flows from investing activities
Purchase of oil and gas property (Note 4)	(642,006)	(642,006)	-

Cash flows from financing activities
Common shares issued for cash	130,000	80,000	-
Convertible debentures (Note 6)	685,000	665,000	20,000
Increase in due to related party	2,298	-	-

	817,298	745,000	20,000

Increase (decrease) in cash and cash equivalents	35,948	18,416	11,656

Cash and cash equivalents, beginning of period	-	17,532	9,869

Cash and cash equivalents, end of period	35,948	35,948	21,525

Supplemental Disclosures with Respect to Cash Flows (Note 12)

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Share Capital	Additional Paid-in Capital	Deficit accumulated during the development stage	Stockholders’ deficiency
		$	$	$	$

Balance at 6 March 2000	-	-	-	-	-
Issuance of common stock	2,000,000	2,000	1,000	-	3,000
Loss for the year	-	-	-	(2,291)	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	(2,291)	709
Issuance of common stock	5,000,000	5,000	42,000	-	47,000
Loss for the year	-	-	-	(10,571)	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000	(12,862)	37,138
Loss for the year	-	-	-	(12,097)	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	(24,959)	25,041
Loss for the year	-	-	-	(11,019)	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	(35,978)	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-
Loss for the year	-	-	-	(6,451)	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	(42,429)	7,571
2 for 1 forward split - 30 September 2005	21,000,000	21,000	(21,000)	-	-
Net loss for the year	-	-	-	(18,338)	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	(60,767)	(10,767)
Common shares issued for cash ($0.02 per share) - 27 February 2006	4,000,000	4,000	76,000	-	80,000
Contributions to capital by related party - expenses (Notes 8 and 9)	-	-	10,800	-	10,800
Net loss for the period	-	-	-	(120,532)	(120,532)

Balance at 30 September 2006	46,000,000	46,000	94,800	(181,299)	(40,499)

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 September 2006___________________________________________________________________________________________________________________________

1.      Nature and Continuance of Operations

         Crafty Admiral Enterprises, Ltd. (the “Company”) was incorporated under the laws of the State of Nevada on 6 March 2000.

         The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage
         Enterprises”. The Company is devoting all of its present efforts to securing and establishing a new business in the oil and gas industry and is seeking opportunities in the State of
         Arkansas. The Company is currently focusing on identifying and evaluating prospective oil and natural gas properties located in the Fayetteville Shale area. The Company has acquired exploration property interests consisting of a mineral, oil, and gas property lease located in St. Francis County, Arkansas and has not yet determined whether this property contains reserves that are economically feasible. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof. During the nine month period ended 30 September 2006, the Company raised $915,000 by issuing convertible debentures and $80,000 through a private placement of common shares. In August the company repaid $250,000 to a convertible debenture holder. No revenue has been derived during the organization period and our planned principle operations have not commenced.

         The Company’s financial statements as at 30 September 2006 and for each of the three month and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $120,532 for the nine month period ended 30 September 2006 (30 September 2005 - $8,569) and has working capital deficiency of $682,505 at 30 September 2006 (31 December 2005 - working capital deficiency of $10,767).

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

         At 30 September 2006, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 September 2006_______________________________________________________________________________________________________________________

2.        Significant Accounting Policies

            The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 30 September 2006, and for the each of the three month and nine month periods ended 30 September 2006 in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month periods ended 30 September 2006 are not necessarily indicative of the results that may be expected for the year ending 31 December 2006.

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

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 September 2006____________________________________________________________________________________________________________ ________________

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No.128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 September 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Oil and gas property

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

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 September 2006_ _______________________________________________________________________________________________________________ _______

    Oil and gas property (continued)

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 6 March 2000 to 30 September 2006.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 September 2006______________________________________________ _____________________________________________________________________________

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

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 September 2006________________________________________________________ ________________________________________________________________

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

3.       Deposit and Prepaid Expenses

   Deposit and prepaid expenses consists of a retainer deposit of $5,000 to the Company’s legal counsel.

4.       Oil and Gas Exploration Property

         Tombaugh Farms Property - St. Francis County, Arkansas

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
	Balance at 30 September 2006	Balance at 31 December 2005
	$	$
Oil and gas properties consist of the following:
Undeveloped properties	642,006	-

	642,006	-

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 September 2006_________________________________________________ ___________________________________________________________________________

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed.

	During the three month period ended 30 September 2006	During the three month period ended 30 September 2005
	$	$

Acquisition - unproved	642,006	-
Development	-	-
Exploration	-	-

	642,006	-

           On 14 June 2006 the Company deposited $43,000 into an escrow account in accordance with an agreement to purchase a mineral, oil and gas property lease. On 5 September 2006 the company forfeited $25,000 of the escrow amount and incurred an additional $315 in expenses related to the recovery of the remainder of the escrow balance which was deposited into the Company’s bank account on 5 September 2006.

5.       Accounts Payable and Accrued Liabilities

          Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.       Convertible Debentures
Balance at 30 September 2006
$

Issued in September 2005, the convertible debentures bear interest at a rate of 9.5% per annum on any unpaid principle balances, are unsecured, and have no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within twenty-four months from the issue date on the basis of $0.02 per common share for each dollar of principle and/or interest due and payable. The balance of $21,900 outstanding at 30 September 2006 consists of principle and unpaid accrued interest of $20,000 and $1,900 respectively.
21,900

Issued in April 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has no fixed terms of repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time within thirty-six months for the issue date, on the basis of $1.00 per unit where a unit consists of one common share and one warrant to purchase one common share of the Company for $1.75 for a period of twenty-four months from the date of conversion. On 21 August the company repaid $250,000 of the balance owing. The balance of $270,743 outstanding at 30 September 2006 consists of principle and unpaid accrued interest of $250,000 and $20,743 respectively.
270,743

Issued in June 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has repayment terms wherein the principle and accrued interest shall be due the later of (i) sixty days after the date the convertible debenture was issued or (ii) upon the lenders written demand for repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest into common shares of the Company at any time and from time to time prior to the maturity date on the basis of $0.70 per share for each dollar of principle and/or interest due and payable. The balance of $426,512 outstanding at 30 September 2006 consists of principle and unpaid accrued interest of $415,000 and $11,512 respectively.
426,512

719,155

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 September 2006____________________________________________________________________________________________________________________________

7.       Due to Related Party

         As at 30 September 2006, the amount in due to a related party consists of $2,298 (31 December 2005 - $2,298) payable to a director and stockholder of the Company. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

8.      Related Party Transactions

         During the three month period ended 30 September 2006, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $3,000
         (30 September 2005 - $Nil, cumulative - $9,000) and $600 (30 September 2005 - $Nil, cumulative - $1,800) respectively. These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

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

         During the three month period ended 30 September 2006, an officer, director and shareholder of the Company made contributions to capital by the payment of Company expenses
         (Note 8).

10.   Income Taxes

         The Company has losses carried forward for income tax purposes to 30 September 2006. There are no current or deferred tax expenses for the period ended 30 September 2006 due to the Company’s loss position. The Company has not reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 September 2006____________________________________________________________________________________________________________________________

10.    Income Taxes (continued)

         The provision for refundable federal income tax consists of the following:
	For the three month period ended 30 September 2006	For the three month period ended 30 September 2005
	$	$

Deferred tax asset attributable to:
Current operations	21,553	562
Contributions to capital by related party - expenses	(1,224)	-
Less: Change in valuation allowance	(20,329)	(562)

Net refundable amount	-	-

The composition of the Company’s deferred tax asset as at 30 September 2006 and 31 December 2005 is as follows:
	As at 30 September 2006	As at 31 December 2005 (Audited)
	$	$

Net operating loss carry forward	170,499	60,767

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	59,792	20,661
Less: Valuation allowance	(59,792)	(20,661)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2006, the Company has an unused net operating loss carry forward balance of approximately $170,499 that is available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2020 to 2026.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
30 September 2006___________________________________ ________________________________________________________________________________________

11.   Commitments

         The Company has outstanding commitments to issue common shares of the Company under the terms of its convertible debentures (Note 6).

12.   Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 30 September 2006	For the three month period ended 30 June 2006	For the three month period ended 30 June 2005
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

         During the nine month period ended 30 September 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent of $9,000
         (2005 - $Nil) and $1,800 (2005 - $Nil) respectively (Note 8).

         During the nine month period ended 30 September 2006, the Company accrued unpaid interest expense of $33,680 (2005 - $Nil) related to convertible debentures payable (Note 6).

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

On June 27, 2006, we acquired a 100% interest in a mineral, oil and gas property lease located in St. Francis County, Arkansas (the “Tombaugh Lease”) for a cash payment of $642,006. The lease is subject to a 19% royalty on oil and other liquid hydrocarbons produced, saved and sold, and can be extended at the option of Registrant for an additional five years on the same terms. We are currently devoting all of our efforts to securing and establishing a new business in the oil and gas industry and are seeking other oil and gas opportunities in the State of Arkansas. We have not yet determined whether this property contains any reserves that may be economically feasible. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of our interest in the underlying property, our ability to obtain necessary financing to satisfy the expenditure requirements under the property agreement and future profitable production or proceeds from the sale thereof.

Results of Operations

Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005

We incurred net losses of $63,797 for the three-month period ended September 30, 2006, as compared to a net loss of $1,843 for the three-month period ended September 30, 2005. The large increase was attributed to the loss of a $25,000 deposit on a mineral, oil and gas property which we forfeited when we were unable to finalize the agreement; $20,908 in interest paid on the convertible debentures issued between September 2005 and June 2006; management fees of $3,000; professional fees in the amount of $12,535 and rent in the amount of $600. We have had no revenues and have incurred an accumulated deficit of $181,299 since inception on March 6, 2000.

In addition, during the nine months ended September 30, 2006, an officer, director and stockholder made contributions to capital for management fees and rent in the amount of $9,000 and $1,800, respectively.

Total net loss was $63,797, or $0.0014 per share, for the three months ended September 30, 2006, as compared to a total net loss of $1,843, or $0.0001 per share, for the three months ended September 30, 2005.

Liquidity and Capital Resources

At September 30, 2006, we had total assets of $682,954, consisting of $35,948 in cash and cash equivalents; $5,000 in deposits and prepaid expenses; and oil and gas properties valued at $642,006.

Our accounts payable and accrued liabilities at September 30, 2006 were $2,000, consisting of unsecured obligations incurred in our day-to-day operations. These payables/liabilities are non-interest bearing, unsecured and have settlement dates within one year.

At September 30, 2006, there was a total of $2,298 due and payable to an officer, director and stockholder for expenses advanced on our behalf since inception. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

Since inception, we have issued convertible debentures to unrelated third parties as follows:

(1) In September 2005, we issued convertible debentures that bear interest at a rate of 9.5% per annum on any unpaid principle balances, are unsecured, and have no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted shares of our common stock at any time within twenty-four months from the issue date on the basis of $0.02 per common share for each dollar of principle and/or interest due and payable. The balance of $21,900 outstanding at 30 September 2006 consists of principle and unpaid accrued interest of $20,000 and $1,900 respectively.

(2) In April 2006, we issued a convertible debenture that bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has no fixed terms of repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time within thirty-six months for the issue date, on the basis of $1.00 per unit where a unit consists of one share of common stock and one warrant to purchase one share of our common stock for $1.75 for a period of twenty-four months from the date of conversion. The balance of $270,743 outstanding at 30 September 2006 consists of principle and unpaid accrued interest of $250,000 and $20,743 respectively.

(3) In September 2006, we issued a convertible debenture that bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has repayment terms wherein the principle and accrued interest shall be due the later of (i) sixty days after the date the convertible debenture was issued or (ii) upon the lenders written demand for repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest into shares of our common stock at any time, and from time to time prior to the maturity date, on the basis of $0.70 per share for each dollar of principle and/or interest due and payable. The balance of $426,512 outstanding at 30 September 2006 consists of principle and unpaid accrued interest of $415,000 and $11,512 respectively.

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

Our key business strategies for the next 12 months are: (1) complete the purchase of natural gas leases in the Fayetteville Shale region of Arkansas; (2) attract a management team with the expertise to guide us through the development of the leaseholds; and (3) enter into arrangements including but not limited to consulting agreements, contracting agreements and joint ventures with other entities with experience in the region and in the natural gas industry.

Our officer and director will be primarily responsible for the evaluation of the opportunities and for searching for other appropriate merger or acquisition candidates. However, to the extent that the existing stockholders are aware of any potential business acquisition candidates, they may also refer these to us. We recognize that as a result of our limited financial, managerial or other resources, the number of suitable potential businesses that may be available to us will be extremely limited.

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

There were no sales of unregistered securities during the three months ended September 30, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10-SB12G Registration Statement, filed on May 6, 2003, under SEC File Number 0-49725 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.  Description

* 3(i)     Articles of Incorporation
* 3(ii)     Bylaws
31        Sec. 302 Certification
32        Sec. 906 Certification

B) There were no reports on Form 8-K filed during the three months ended September 30 2006 or as of the date of the filing of this report.

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

                                                                                                                                                                           Crafty Admiral Enterprises, Ltd.,  a Nevada corporation

Dated: November 5, 2006                                                                                                                                 /s/ Lawrence Siccia
                                                                                                                                                                           By: Lawrence Siccia, President, CEO, CFO, Principal Accounting Officer
                                                                                                           and Chairman of the Board of Directors