Form 10KSB
period 2006-12-31
NORDIC NICKEL LTD
filed 2007-04-10
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________ Commission file number 000-49725
NORDIC NICKEL LTD. _____________________________________________________________________________________________________ (Name of small business issuer in its charter)
Nevada _________________________________________________ (State or other jurisdiction of incorporation or organization)	88-0455809 _________________________________________________ (I.R.S. Employer Identification No.)
Suite 300, 1055 West Hastings Street, Vancouver, British Columbia, Canada _________________________________________________ (Address of principal executive offices)	V6E 2E9 _________________________________________________ (Zip Code)

Issuer's telephone number: (604) 612-4847.

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.001 per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒        No   L

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.        L

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☒        No   L

State issuer's revenues for its most recent fiscal year: $Nil.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the average bid and asked price of such common stock on April 4, 2007, was $18,125,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
46,000,000 shares of common stock as of April 5, 2007.

Transitional Small Business Disclosure Format (check one).      Yes   L        No  ☒

__________

NORDIC NICKEL LTD.
Form 10-KSB

__________

PART I

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements in this annual report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors" below. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Item 1.        Description of Business.

Overview

We were incorporated in the State of Nevada under the name "Crafty Admiral Enterprises, Ltd." on March 6, 2000. We were originally organized to engage in the business of the sale of classic auto parts to classic auto owners all over the world through an Internet site/online store; however, we were unsuccessful in implementing the online store and were unable to afford the cost of purchasing, warehousing and shipping the initial inventory required to get the business started. As a result, we ceased operations in approximately July 2002. We remained inactive and did not conduct any business from July 2002 until our fiscal year ended December 31, 2006. During our fiscal year ended December 31, 2006, our sole officer and director determined that it would be in the best interest of the shareholders of the corporation that we should become active again and actively seek potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. We are considered a "shell" corporation, and as such, our principal business purpose has been to locate and consummate a merger or acquisition with a private entity.

On June 27, 2006, we acquired a 100% interest in a mineral, oil and gas property located on 1,426 in St. Francis County, Arkansas for a cash payment of $642,006, pursuant to an oil and gas agreement we entered into on April 29, 2006 (the "Tombaugh Lease"). We have not yet determined whether this property contains any reserves that may be economically feasible. We are negotiating the sale of this property to allow us to focus on seeking business opportunities in relation to developing nickel deposits in Finland, Norway and Western Russia.

Name Change

Since acquiring our interest under the Tombaugh Lease in June 2006, we have shifted our focus from the oil and gas sector to seeking business opportunities in relation to nickel deposits in selected Nordic regions. In order to better reflect the nature of our business focus, on March 9, 2007, we amended our Articles of Incorporation to change our name to "Nordic Nickel Ltd." We changed our name pursuant to a parent/subsidiary merger between us (as "Crafty Admiral Enterprises, Ltd.") and our wholly-owned non-operating subsidiary, Nordic Nickel Ltd., which we established for the purpose of effectuating this name change. In accordance with Section 92A.180 of the Nevada Revised Statutes, shareholder approval was not required to effectuate this merger and name change.

Pursuit of Business Opportunities

As stated above, we have recently shifted our focus to seeking business opportunities in relation to developing nickel deposits in Finland, Norway and Western Russia.

Nickel is not the most well-known or popular metal, but it is certainly among the most widely used of all base metals, being a primary component of stainless steel. A combination of nickel and iron yields steel that can better resist stresses and strains, especially when carbon is added. Nickel is used to create the stainless steel that is found in a variety of everyday items, from tableware, to auto parts to large household appliances. It also finds numerous applications in machinery used in automobiles and in the construction industry.

Because of its use throughout the industrial cycle of the modern consumer society, nickel production has been operating at a deficit for much of the 2000s, and we believe that the supply/demand curve will not be rectified any time soon. Our mandate is to explore, discover, and potentially exploit new sources of nickel.

During the late February 2007 global stock-market downturn, base metal prices were mixed, but nickel and lead were "star performers" - with nickel moving to $42,200 per ton on the London Metal Exchange (LME), which is the world's leading metals futures market. Earlier, in 2006, the London Metal Exchange actually suspended trading in nickel, due to concerns over a lack of supply.

Why the scarcity? Demand from industrializing countries such as China and India, and continued demand from the West, has been coupled with a lack of new discoveries and eroding market conditions in much of the developing world. "Repatriation risk" is on an upswing, with countries such as Venezuela proceeding to outright nationalization. Meanwhile, the West grapples with environmental regulations that make further exploration difficult. Additionally, many promising areas, including the famous Canadian Shield, have been fairly well-explored and can be assumed to have yielded much of their store of resources by now.

For this reason, we have focused our effort - as our new name suggests - in finding economic deposits on properties where nickel mineralization is known to exist in selected Nordic countries. Here, the geology is often similar to that of the Canadian Shield that has yielded major nickel deposits in the past. Nordic regions of interest to us include Finland, Norway and Western Russia. One country especially, Finland, has a long history of nickel discoveries and is rapidly becoming a major destination for exploration and development. In fact, there are several recent discoveries coming into production over the next few years, and leading nickel experts are predicting there are likely several more to be found.

Our mandate is to find economic nickel deposits in the Nordic region by employing modern geological technologies that can significantly improve exploration success. We intend to build an experienced management team, suitably funded, that can move quickly to capitalize on the immense promise of this historic nickel region.

Resources in Search of Business Opportunities

We use various resources in our search for potential business opportunities, including referrals by our management, consultants, advisors, securities broker-dealers, venture capitalists, members of the financial community, business acquaintances and any others who may present management with unsolicited proposals. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or is in various stages of its corporate existence or development. We cannot predict at this time the status or nature of any venture in which we may participate. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business which does not need additional capital, but which merely desires to establish a public trading market for its securities. We believe that we could provide a potential public vehicle for a private entity interested in becoming a publicly-held corporation without the time and expense typically associated with an initial public offering.

Evaluation Criteria

Once we have identified a particular entity as a potential acquisition or merger candidate, we will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience and/or the assistance of outside advisors and consultants evaluating the preliminary information available to them.

We may elect to engage outside independent consultants to perform preliminary analyses of potential business opportunities. However, because of our lack of access to substantial capital, we may not have the funds necessary for a complete and exhaustive investigation of any particular opportunity we may find. Further, no member of management is a professional business analyst and management will rely on its own business judgment in formulating the types of businesses that we may acquire. It is quite possible that management will not have any business experience or expertise in the type of business engaged in by any potential acquisition or merger candidate.

In evaluating such potential business opportunities, we will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the company and our shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity. Because we have not located or identified any specific business opportunity to date, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to us may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

As we locate potential business opportunities, each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of our company and management, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization; however, we do not intend to participate in opportunities through the purchase of minority stock positions.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration for nickel resources in certain Nordic countries to the extent that we obtain any interests in nickel exploration properties in such region. Work permits, if needed, will be subject to review by the proper authorities.

Competition

Our current business plan is to seek business opportunities in relation to nickel deposits in selected Nordic regions through merger or acquisition. Because we have not identified any potential acquisition or merger candidate, we are unable to evaluate the type and extent of our likely competition. We are aware that there are other public companies that are also searching for operating business opportunities as potential acquisition or merger candidates. We will be in direct competition with these other public companies in our search for business opportunities, and due to our lack of substantial funds, we may find it difficult to successfully compete with these other companies.

In addition, we are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties. We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We will also be compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

Employees

As of the date of this filing, we have no employees other than our officers and directors. We have no plans to retain additional employees until such time as our business warrants the expense, or until we successfully acquire or merge with an operating business.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

On March 9, 2007 we merged with our wholly-owned non-operating subsidiary, Nordic Nickel Ltd., whereby we changed our name to Nordic Nickel Ltd. and this subsidiary ceased to exist as a separate entity. As such, we have no subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Principal Business Offices

Our principal business office is located at Suite 300, 1055 West Hastings Street, Vancouver, British Columbia, Canada, V6E 2E9.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report, including our financial statements and related notes, before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. As a result, the trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Because we have only recently recommenced business operations, we have no history of earnings and no foreseeable earnings, and we may never achieve profitability or pay dividends.

We have been inactive from July 2002 until our fiscal year ended December 31, 2006. Therefore, our ability to operate our business successfully remains untested. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination, if any. This may result in our incurring a net operating loss that will increase continuously unless and until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we are successful in consummating a business combination, we anticipate that we will retain future earnings and other cash resources for the future operation and development of our business as appropriate. We do not currently anticipate declaring or paying any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of our board of directors, which will take into account many factors including our operating results, financial conditions and anticipated cash needs. For these reasons, we may never achieve profitability or pay dividends.

Our accountants believe there is substantial doubt about the company's ability to continue as a going concern.

We have incurred a net loss of $350,110 for the period from March 6, 2000 (incorporation) to December 31, 2006, and we have no revenues to date. At December 31, 2006, we had cash and cash equivalents of $27,472 and a working capital deficit of $719,314, which are not sufficient to maintain our administrative costs and to meet our planned business objectives. Management recognizes that we will need to generate additional financial resources in order to meet our planned business objectives. There can be no assurances that we will continue to obtain additional financial resources and/or achieve profitability or positive cash flows. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this prospectus have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the fiscal year ended December 31, 2006. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment.

The success of our plan of operation will depend to a great extent on whether we are able to find a suitable business opportunity and the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criteria. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

We have no existing agreement for a business combination or other transaction and therefore cannot guarantee that we will be able to negotiate a business combination on favourable terms.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Although we have identified certain business combination opportunities with respect to exploration for nickel in several Nordic countries, we cannot guarantee that we will be able to negotiate a business combination on favourable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

If we consummate a business combination with a foreign corporation, we may be subject to significant risks, including worldwide political, economic, legal and other uncertainties.

We may consummate a business consummation with a foreign corporation. If so, our international operations may be subject to significant political and economic risks and legal uncertainties, including:

  changes in economic and political conditions and in governmental policies;

  changes in international and domestic customs regulations;

  wars, civil unrest, acts of terrorism and other conflicts;

  natural disasters;

  changes in tariffs, trade restrictions, trade agreements and taxation;

  difficulties in managing or overseeing foreign operations;

  limitations on the repatriation of funds because of foreign exchange controls;

  different liability standards; and

  uncertainties related to foreign currency fluctuations.

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

We rely on key members of management, the loss of whose services would have a material adverse effect on our success and development.

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in our growth and success. The loss of the service of members of the management could have a material adverse effect on us. our directors, the loss of whose services would have a material adverse effect on our success and development.

Because our executive officers have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Our executive officers have other business interests, and spend only a portion of their time on providing management services to us. While our officers presently possess adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

None of our officers or directors has any experience with "shell" companies that you can use to evaluate our future potential.

None of our officers or directors have any experience with "shell" companies and are not currently involved with other "shell company" offerings. We cannot assure you that our management's lack of experience will not adversely affect our ability to identify a suitable acquisition or merger candidate and successfully negotiate a business combination.

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

There will be dilution as additional shares are issued in connection with any business acquisition or combination, which may decrease the market price of our common stock.

If and when a business combination is consummated, additional securities offerings will likely have to be made to meet additional cash flow needs. An increase in the number of our shares of common stock in the marketplace may result in a decrease of the market price for our common stock.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We do not currently have any interests in potentially nickel-producing properties, and thus have no way to evaluate the likelihood that any such interests we may acquire will be successful in establishing commercially exploitable reserves of valuable minerals. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of minerals on any property in which we may obtain an interest. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of minerals. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of any mineral property that we may undertake. Problems such as unusual or unexpected formations, the inability to obtain suitable or adequate machinery, equipment or labour, and other risks involved in mineral exploration, often result in unsuccessful exploration efforts. In addition, any determination that any property contains commercially recoverable quantities of minerals may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that exploration and development is likely to be economically viable. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that any property can be commercially developed.

We will require significant additional financing in order to pursue exploration activities on any mineral properties in which we may obtain an interest.

We will require additional financing in order to pursue exploration on any mineral properties in which we may obtain an interest, and to conduct economic evaluations that would be necessary for us to assess whether sufficient mineralization exists to justify commercial exploitation. We do not currently have any interests in potentially nickel-producing properties, and we have no revenue from operations. We currently do not have any arrangements in place for additional financing, and we may not be able to obtain financing on terms that are acceptable to us, or at all. If we are unable to obtain additional financing, we will not be able to pursue exploration activities on any mineral properties in which we may obtain an interest.

Our exploration activities may not be commercially successful.

Our success depends largely on our ability to establish commercially recoverable quantities of minerals. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract minerals and to develop the recovery and processing facilities and infrastructure at the site. Whether a any mineral deposits will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; prices for such commodities, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral deposits. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any minerals in sufficient quantities to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of minerals.

We are subject to risks inherent in the mineral extraction industry, and at present we do not have any insurance against such risks. Any losses we may incur that are associated with such risks may cause us to incur substantial costs which will have a material adverse effect upon our results of operations.

Any mineral exploration activities that we may undertake in the future will be subject to risks normally encountered in such industry. Exploration for, and extraction of, minerals is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labour disputes, unusual or unexpected geological conditions, pressures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. At the present we do not intend to obtain insurance coverage and even if we were to do so, no assurance can be given that such insurance will continue to be available or that it will be available at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies engaged in mineral exploration and extraction on acceptable terms. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations. Such costs could potentially exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the NASD's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our common stock will be subject to the "Penny Stock" Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers Inc. (the "NASD"), which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

In addition to the "penny stock" rules promulgated by the SEC, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.        Description of Property.

On June 27, 2006, we acquired a 100% interest in a mineral, oil and gas property located on 1,426 in St. Francis County, Arkansas for a cash payment of $642,006, pursuant to an oil and gas agreement we entered into on April 29, 2006 (the "Tombaugh Lease"). We have not yet determined whether this property contains any reserves that may be economically feasible. We are negotiating the sale of this property to allow us to focus on seeking business opportunities in relation to developing nickel deposits as described herein.

Item 3.        Legal Proceedings.

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

__________

PART II

Item 5.         Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock were quoted for trading on the OTC Bulletin Board under the symbol "NNKL.OB". The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low bid prices relating to our common stock for the periods indicated, as provided by the NASD OTCBB. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.
Quarter Ended	High Bid	Low Bid
December 31, 2006	$0.70	$0.13
September 30, 2006	$0.70	$0.51
June 30, 2006	$1.25	$0.60
March 31, 2006	$1.25	$0.01
December 31, 2005	No trades	No trades
September 30, 2005	No trades	No trades
June 30, 2005	No trades	No trades
March 31, 2005	No trades	No trades

Holders of Our Common Stock

As of March 31, 2007 we had 32 registered holders of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

There are no restrictions in our Articles or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  we would not be able to pay our debts as they become due in the usual course of business; or

  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans (including individual compensation arrangements) under which any shares of our common stock are authorized for issuance.

Purchases of Equity Securities

No repurchases of our common shares were made by or on behalf of us or any "affiliated purchaser", as defined in Exchange Act Rule 10b-18(a)(3) during the fourth quarter of our fiscal year ended December 31, 2006.

Item 6.        Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our audited financial statements as at and for the two years ended December 31, 2006 and the section entitled "Description of Business" included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Description of Business - Risk Factors" and elsewhere in this annual report.

Plan of Operations

Since acquiring our interest under the Tombaugh Lease in June 2006, we have shifted our focus from the oil and gas sector to seeking business opportunities in relation to nickel deposits in selected Nordic regions. As such, we do not have any specific plans to explore the property underlying the Tombaugh Lease over the next 12 months and, in fact, we are negotiating the sale of this property. During the next 12 months, we intend to seek out and pursue possible merger or acquisition partners relating to exploration of nickel deposits in Nordic countries. We have had no revenues to date and as at December 31, 2006, we had cash and cash equivalents of $27,472 and a working capital deficit of $719,314. As such, we anticipate that we will need to obtain additional financing in order to pursue our current planned business objective of locating, and entering into, a merger or acquisition.

Results of Operations

We have not had any revenues from operations for the past two fiscal years. We had a net loss of $289,343 for the year ended December 31, 2006 as compared to a net loss of $18,338 for the year ended December 31, 2005. The increase in our net loss was primarily the result of amortization of $128,402 ($nil in 2005) with respect to the acquisition of our interest in oil and gas property under the Tombaugh Lease, $51,280 ($475 in 2005) in interest payments on convertible debentures, and $68,025 ($17,048) in professional fees (legal and accounting), which increased in 2006 primarily in connection with our entry into the Tombaugh Lease.

Liquidity and Capital Resources

At December 31, 2006, our only source of liquidity was our cash and cash equivalents in the amount of $27,472. At December 31, 2006, we had a working capital deficit of $719,314. Although we believe that our existing cash balance is sufficient for our near-term day-to-day operating needs, the extent to which such funds will be sufficient to meet our cash requirements for the balance of our fiscal year ending December 31, 2007 is subject to a number of uncertainties, the most important of which is our ability to locate a suitable business to enter into a merger or acquisition with in order to generate sufficient revenues and cash flows to support and continue operations.

Operating Activities

Operating activities in the year ended December 31, 2006 and 2005 used cash of $93,053 and $12,338, respectively, which reflect our recurring operating losses.

Investing Activities

In the year ended December 31, 2006 investing activities used cash of $642,006 to purchase our interest under the Tombaugh Lease. There were no investing activities in the year ended December 31, 2005.

Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, obtaining debt financing and through private placements of our stock. Accordingly, financing activities in the year ended December 31, 2006, provided net cash of $745,000 from the issuance of convertible debentures and the sale of our equity securities. In the year ended December 31, 2005 financing activities provided cash of $20,000 from the sale of our equity securities.

Significant Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Significant accounting policies used in the preparation of our financial statements are set forth in Note 2 to our financial statements for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7.        Financial Statements.

Our audited financial statements as at and for the years ended December 31, 2006 and 2005 are filed as part of this Annual Report beginning immediately below, and are an integral part of this Annual Report.

__________

James Stafford, Chartered Accountants
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)

We have audited the balance sheets of Crafty Admiral Enterprises, Ltd. as of 31 December 2006 and 2005, and the related statements of operations, cash flows and changes in stockholders' deficiency for the years then ended. We have also audited the statements of operations, cash flows and changes in stockholders' deficiency for the period from the date of inception on 6 March 2000 through 31 December 2006, except that we did not audit these financial statements for the period from the date of inception on 6 March 2000 through 31 December 2004; those statements were audited by other auditors whose report dated 13 April 2005, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2006 and 2005 and the results of its operations, cash flows and changes in stockholders' deficiency for the years then ended and for the period from the date of inception on 6 March 2000 to 31 December 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada 20 February 2007	/s/ "James Stafford" Chartered Accountants

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
As at 31 December
	2006	2005
	$	$
Assets

Current
Cash and cash equivalents	27,472	17,531

Unproven Oil and gas exploration property (Note 3)	513,604	-

	541,076	17,531

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	7,733	5,525
Convertible debentures (Note 5)	736,755	20,475
Due to related party (Note 6)	2,298	2,298

	746,786	28,298

Stockholders' deficiency
Capital stock (Note 8)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
30 September 2006 - 46,000,000 common shares, par value $0.001
31 December 2005 - 42,000,000 common shares, par value $0.001	46,000	42,000
Additional paid in capital	98,400	8,000
Deficit, accumulated during the development stage	(350,110)	(60,767)

	(205,710)	(10,767)

	541,076	17,531

Nature and Continuance of Operations (Note 1) and Commitment (Note 11) Subsequent Events (Note 12)

On behalf of the Board:

"James MacKenzie"                          Director

The accompanying notes are an integral part of these financial statements.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
	For the period from the date of inception on 6 March 2000 to 31 December 2006	For the year ended 31 December 2006	For the year ended 31 December 2005	For the year ended 31 December 2004
	$	$	$	$

Expenses
Amortization (Note 3)	128,402	128,402	-	-
Default lease deposit (Note 3)	25,000	25,000	-	-
Interest on convertible debentures (Note 5)	51,755	51,280	475	-
Management fees (Notes 6 and 7)	12,000	12,000	-	-
Office and miscellaneous	17,260	2,236	815	212
Professional fees	113,293	68,025	17,048	6,239
Rent (Notes 6 and 7)	2,400	2,400	-	-

Net loss for the period	(350,110)	(289,343)	(18,338)	(6,451)

Basic and diluted loss per common share		(0.0064)	(0.0004)	(0.0003)

Weighted average number of common shares used in per share calculations (Note 2)		45,364,384	42,000,000	21,000,000

The accompanying notes are an integral part of these financial statements.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
	For the period from the date of inception on 6 March 2000 to 31 December 2006	For the year ended 31 December 2006	For the year ended 31 December 2005	For the year ended 31 December 2004
	$	$	$	$

Cash flows from operating activities
Net loss for the period	(350,110)	(289,343)	(18,338)	(6,451)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Note 5)	51,755	51,280	475
Amortization (Note 3)	128,402	128,402	-	-
Contributions to capital by related parties - expenses (Notes 6 and 7)	14,400	14,400	-	-
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	7,733	2,208	5,525	-

	(147,820)	(93,053)	(12,338)	(6,451)

Cash flows from investing activities
Purchase of oil and gas property (Note 3)	(642,006)	(642,006)	-	-

Cash flows from financing activities
Convertible debentures	685,000	665,000	20,000	-
Common shares issued for cash	130,000	80,000	-	-
Increase in due to related party	2,298	-	-	-

	817,298	745,000	20,000	-

Increase (decrease) in cash and cash equivalents	27,472	9,941	7,662	(6,451)

Cash and cash equivalents, beginning of period	-	17,531	9,869	16,320

Cash and cash equivalents, end of period	27,472	27,472	17,531	9,869

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
	Number of shares issued	Share Capital	Additional paid-in capital	Deficit, accumulated during the development stage	Total Stockholders' deficiency
		$	$	$	$
Balance at 6 March 2000 (inception)
Common shares issued - cash	2,000,000	2,000	1,000	-	3,000
Net loss for the period	-	-	-	(2,291)	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	(2,291)	709
Common shares issued - cash	5,000,000	5,000	42,000	-	47,000
Net loss for the year	-	-	-	(10,571)	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000	(12,862)	37,138
Net loss for the year	-	-	-	(12,097)	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	(24,959)	25,041
Net loss for the year	-	-	-	(11,019)	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	(35,978)	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-
Net loss for the year	-	-	-	(6,451)	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	(42,429)	7,571
2 for 1 forward split (Note 8)	21,000,000	21,000	(21,000)	-	-
Net loss for the year	-	-	-	(18,338)	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	(60,767)	(10,767)
Common shares issued - cash	4,000,000	4,000	76,000	-	80,000
Contributions to capital by related party - expenses (Notes 6 and 8)	-	-	14,400	-	14,400
Net loss for the year	-	-	-	(289,343)	(289,343)

Balance at 31 December 2006	46,000,000	46,000	98,400	(350,110)	(205,710)

The accompanying notes are an integral part of these financial statements.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

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

The Company's financial statements as at 31 December 2006 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss $289,343 for the year ended 31 December 2006 (2005 - $18,338) and has working capital deficit of $719,314 at 31 December 2006 (2005 - $10,767).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2007. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 December 2006, the Company had acquired an oil, gas and mineral lease and is seeking financing or a partnership to commence drilling operations. The Company is not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing and or a partner there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
31 December 2006

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

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

The Financial Accounting Standards Board (the "FASB") issued SFAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No.144 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company must periodically assess it proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 6 March 2000 to 31 December 2006.

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
31 December 2006

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

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
31 December 2006

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

3.       Unproven Oil and Gas Exploration Property

Tombaugh Farms Property - St. Francis County, Arkansas

On 27 June 2006, the Company acquired a 100% interest in a mineral, oil and gas property lease located in St. Francis County, Arkansas (the "Tombaugh Lease") for an up front cash payment of $642,006. The lease is for a period of five years and is subject to a 19% royalty on oil and other liquid hydrocarbons produced, saved and sold, and can be extended at the option of the Company for an additional five years on the same terms.

	Balance at 31 December 2006	Balance at 31 December 2005
	$	$
Unproven Oil and gas properties consist of the following:
Undeveloped properties	513,604	-

	513,604	-

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed.

	During the year ended 31 December 2006	During the year ended 31 December 2005
	$	$

Acquisition - unproved	642,006	-
Development	-	-
Exploration	-	-
Amortization	(128,402)	-

	513,604	-

On 14 June 2006 the Company deposited $43,000 into an escrow account in accordance with an agreement to purchase a mineral, oil and gas property lease. On 5 September 2006 the company forfeited $25,000 of the escrow amount and incurred an additional $315 in expenses related to the recovery of the remainder of the escrow balance which was deposited into the Company's bank account on 5 September 2006.

4.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

5. Convertible Debentures

Balance at 31 December 2006
$

Issued in September 2005, the convertible debentures bear interest at a rate of 9.5% per annum on any unpaid principle balances, are unsecured, and have no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within twenty-four months from the issue date on the basis of $0.02 per common share for each dollar of principle and/or interest due and payable. The balance of $22,375 outstanding at 31 December 2006 consists of principle and unpaid accrued interest of $20,000 and $2,375 respectively.

22,375

Issued in April 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has no fixed terms of repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time within thirty-six months for the issue date, on the basis of $1.00 per unit where a unit consists of one common share and one warrant to purchase one common share of the Company for $1.75 for a period of twenty-four months from the date of conversion. On 21 August 2006 the company repaid $250,000 of the balance owing. The balance of $277,493 outstanding at 31 December 2006 consists of principle and unpaid accrued interest of $250,000 and $27,493 respectively.

277,493

Issued in June 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has repayment terms wherein the principle and accrued interest shall be due the later of (i) sixty days after the date the convertible debenture was issued or (ii) upon the lenders written demand for repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest into common shares of the Company at any time and from time to time prior to the maturity date on the basis of $0.70 per share for each dollar of principle and/or interest due and payable. The balance of $436,887 outstanding at 31 December 2006 consists of principle and unpaid accrued interest of $415,000 and $21,887 respectively.

436,887

736,755

6.       Due to Related Party

As at 31 December 2006, the amount due to related parties consists of $2,298 (2005 - $2,298) payable to a sole officer and director of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

7.       Related Party Transactions

During the year ended 31 December 2006, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $12,000 (31 December 2005 - $Nil, cumulative - $12,000) and $2,400 (31 December 2005 - $Nil, cumulative - $2,400) respectively. These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

8.       Capital Stock

Authorized

The total authorized capitals consist of:

      300,000,000 of common shares with par value of $0.001

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

On 27 February 2006, the Company issued 4,000,000 common shares valued at a price of $0.02 per share for total cash proceeds of $80,000.

During the year ended 31 December 2006, an officer, director and shareholder of the Company made contributions to capital by the payment of Company expenses (Note 6).

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

9.       Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2006. There are no current or deferred tax expenses for the period ended 31 December 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 31 December 2006	For the year ended 31 December 2005	For the year ended 31 December 2004
	$	$	$

Refundable federal income tax attributable to:
Current operations	98,377	6,235	2,193
Temporary difference	(43,657)	-	-
Contributions to capital by related parties - expenses	(4,896)	-	-
Less: Change in valuation allowance	(49,824)	(6,235)	(2,193)

Net refundable amount	-	-	-

The composition of the Company's deferred tax assets as at 31 December 2006 and 2005 are as follows:
	31 December 2006	31 December 2005
	$	$

Net income tax operating loss carryforward	(207,308)	(60,767)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset
Tax loss carryforward	70,485	20,661
Less: Valuation allowance	(70,485)	(20,661)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2006, the Company has an unused net operating loss carry-forward balance of approximately $207,308 (2005 - $60,767) that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between the years 2020 and 2027.

Crafty Admiral Enterprises, Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

10.      Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 31 December 2006	For the year ended 31 December 2006	For the year ended 31 December 2005	For the year ended 31 December 2004
	$	$	$	$

Cash paid during the year for interest	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-

During the year ended 31 December 2006 the Company accrued interest of $51,280 on convertible debentures (2005 - $475, cumulative - $51,755) (Note 5).

11.      Commitment

The Company is committed to issuing common shares of the Company under the terms of existing convertible debentures (Note 5).

12.      Subsequent Events

The following events occurred subsequent to 31 December 2006:

i)         The Company incorporated, Nordic Nickel Ltd., a wholly owned subsidiary in the jurisdiction of Nevada.

ii)        The Company entered into an agreement and plan of merger with Nordic Nickel Inc. in order to effect a name change of the Company to Nordic Nickel Ltd.

__________

Item 8.        Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no changes in or disagreements with our accountants on accounting and financial disclosure.

Item 8A.     Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended December 31, 2006.

Item 8B.     Other Information.

None.

PART III

Item 9.     Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Directors
Name of director	Age
D. James (Jim) MacKenzie	50
Lawrence Siccia	39

Executive Officers
Name of Executive Officer	Age	Office Held
D. James (Jim) MacKenzie	50	President and Chief Executive Officer
John W. Jardine	54	Secretary, Treasurer and Chief Financial Officer
Gary J. Artmont	57	Vice-President, Exploration

The following describes the business experience of each of our directors and executive officers:

Lawrence Siccia. Mr. Siccia served as the President, Secretary and a director of the Company from May 3, 2001, until February 9. 2007, when he resigned as President and Secretary (but remained as a director). Since 1995, he has also been a finance broker and the retail lease manager for Totem Ford in Vancouver, British Columbia, Canada.

D. James (Jim) MacKenzie. Mr. MacKenzie became our President and Chief Executive Officer on February 9, 2007. Mr. MacKenzie has served as a director and Chief Executive Officer of Free Market News Network, a private company, since August of 2006, and was appointed President in November of 2006. He is a seasoned executive with over 30 years in the broadcasting and marketing industry. In 1974 Mr. MacKenzie began his career with CFMC FM Radio. In February of 1990 Mr. MacKenzie joined BCTV, one of Canada's largest television stations. From May of 1998 until March of 2006 Mr. MacKenzie served as President of Ignite Communications, a private, full service advertising and e-direct agency. Mr. MacKenzie was also the President and a director of Encore Clean Energy, Inc., a reporting company listed on the OTCBB, until November of 2006. Mr. MacKenzie is neither a director nor an officer of any other reporting company.

John W. Jardine. Mr. Jardine became our Secretary, Treasurer and Chief Financial Officer on February 20, 2007. Mr. Jardine is the President of JW Jardine & Company, a non-reporting company that provides accounting and financial consulting services to both public and private companies. During his 30 year career providing management services, Mr. Jardine has served as a director and officer of both private and public companies. Mr. Jardine has extensive experience in supervising accounting staff, implementing audit procedures and managing all aspects of financial reporting and disclosure - including regulatory filings. Mr. Jardine is currently a director and officer of Geodex Minerals, a reporting company listed on the TSX Venture Exchange, and has been since 1997.

Gary J. Artmont. Mr. Artmont became our Vice President, Exploration, on March 13, 2007. In the late 1990s, as Indonesian-based chief geologist for Freeport-McMoRan, Mr. Artmont was responsible for the management and coordination of a large helicopter-supported regional reconnaissance program. His duties included coordinating 600 field staff, 55 geologists and 7 contracting groups, budget formulation and data evaluation. During his tenure, in excess of 120,000 meters of drilling was completed on 17 prospect areas. In the mid-2000s, Mr. Artmont evaluated acquisition opportunities in Eastern Europe, South America, Southeast Asia and Mongolia. His work focused on a wide range of commodities including copper, iron, coal and nickel. During his career, Mr. Artmont has conducted over 150 site visits to producing mines located throughout the world.

Mr. Artmont was a director of Pac Rim (PRL) from 2000 to 2006. This company is currently delisted, and Mr. Artmont is not a director or officer of any other reporting company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they resign or are removed from the board in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees

Other than our executive officers listed above, we do not have any significant employees.

Family Relationships

There are no family relationships among our directors or executive officers.

Committees of the Board Of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, executive committee of our board of directors, stock plan committee or any other committee. However, we may seek suitable candidates for election as directors, and establish various committees, during the current fiscal year.

Audit Committee

Our Board of Directors currently acts as our Audit Committee. Our Board of Directors, acting as our Audit Committee, has determined that there is currently no director who meets the SEC's definition of an "audit committee financial expert".

Code of Ethics

To date our Board of Directors has not adopted a code of ethics applicable to its principal executive officer, its principal financial officer, its principal accounting officer or controller, or persons performing similar functions. We have not done so because we only recently became active after a period of inactivity from July 2002 until our fiscal year ended December 31, 2006. Our Board of Directors intends to consider and adopt a code of ethics in the near future.

Involvement in Certain Legal Proceedings

Except as otherwise described herein, none of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2006 all such filing requirements applicable to our officers and directors were complied with.

Item 10.     Executive Compensation

Executive Compensation

Our officers and directors do not receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses they may incur in connection with our business.

The following table sets forth the compensation paid to our sole executive officer during our last three fiscal years:

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under Options Granted (#)	LTIP Payouts	All Other Compensation
Lawrence Siccia (*)	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
(*) Mr. Siccia served as the President, Secretary and a director of the Company from May 3, 2001, until February 9, 2007, when he resigned as President and Secretary (but remained as a director).

Stock Option Grants

We do not have any form of stock option plan. As such, we did not grant any share options to our sole executive officer during our fiscal year ended December 31, 2006, as set forth in the table below:

Option/SAR Grants During the Most Recently Completed Financial Year

Name	Securities Under Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Financial Year	Exercise or Base Price ($/Security)	Market Value of Securities Underlying Options/SARs on the Date of Grant ($/Security)	Expiration Date
Lawrence Siccia	Nil	N/A	N/A	N/A	N/A

The share options exercised by our sole executive officer during our fiscal year ended December 31, 2006 and the values of such options at the end of such year were as follows:

Aggregate Option/SAR Exercises During the Most Recently Completed Financial Year and Financial Year-End Option/SAR Values

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised in-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Lawrence Siccia	Nil	Nil	Nil/Nil	Nil/Nil

Long-Term Incentive Plans

We do not currently have any long-term incentive plans in place.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date hereof by: (i) each person (including any group) known to us to own more than 5% of our shares of common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our officers and directors as a group. To our knowledge, each holder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner(1)	Number of Shares Owned	Percentage of Class(2)
Directors and Officers:
Lawrence Siccia Suite 300, 1055 West Hastings Street Vancouver, British Columbia, Canada V6E 2E9	5,000,000	10.9%
D. James (Jim) MacKenzie Suite 300, 1055 West Hastings Street Vancouver, British Columbia, Canada V6E 2E9	4,750,000	10.3%
John W. Jardine Suite 300, 1055 West Hastings Street Vancouver, British Columbia, Canada V6E 2E9	Nil	Nil
Gary Artmont Suite 300, 1055 West Hastings Street Vancouver, British Columbia, Canada V6E 2E9	Nil	Nil
All executive officers and directors as a group (four persons)	9,750,000	21.2%
Other Shareholders Owning Greater than 5% of Our Common Stock:
None

  Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and/or (ii) investment power, which includes the power to dispose or direct the disposition of shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares within 60 days of the date as of which the information is provided.

  Based on 46,000,000 shares of our common stock issued and outstanding as of the date hereof.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or by-laws, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12.     Certain Relationships and Related Transactions, and Director Independence

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

    any of our directors or officers;

    any person proposed as a nominee for election as a director;

    any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; or

    any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

As at December 31, 2006, we owed $2,298 (December 31, 2005 - $2,298) to Mr. Siccia pursuant to a loan that Mr. Siccia made to us in 2001. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

During the year ended December 31, 2006, Mr. Siccia donated management services and use of office space to us with values of $12,000 (December 31, 2005 - $Nil) and $2,400 (December 31, 2005 - $Nil), respectively. These amounts have been recorded in our financial statements as an increase in expenditures and an increase in additional paid-in capital.

Item 13.     Exhibits.
Exhibit No.	Exhibit Description
3.1	Original Articles of Incorporation (1)
3.2	Articles of Merger (2), (3)
3.2	Bylaws (1)
10.1	Oil and Gas Lease dated April 29, 2006 by and between the Company and Alice Ramsey, Reid Weber, Paul Weber and Rebecca Daniels (4)
31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (2)
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (2)

__________________________________________

  Previously filed with the SEC as an exhibit to our Registration Statement on Form 10-SB12G, as originally filed with the SEC on May 6, 2003.

  Filed herewith.

  The Articles of Merger, filed with the Nevada Secretary of State on March 1, 2007, amended our Articles of Incorporation were amended to change our name to "Nordic Nickel Ltd." effective March 9, 2007.

  Previously filed with the SEC as an exhibit to our Form 8-K as originally filed with the SEC on September 12, 2006.

Item 14.     Principal Accountant Fees and Services.

The following table sets forth information regarding the amount billed to us by our independent auditors for the fiscal years ended December 31, 2005 and 2006.

	Period ended December 31, 2005	Period ended December 31, 2006
Audit Fees:	$2,685	$2,650
Audit Related Fees:	Nil	Nil
Tax Fees:	Nil	Nil
All Other Fees:	Nil	Nil
Total:	$2,685	$ 2,650

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditors for the audit of our annual financial statements, reviews of interim financial statements and services that are provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph.

Tax Fees

Tax fees are billed by our independent auditor for tax compliance, tax advise and tax planning.

All Other Fees

All other fees include fees billed by our independent auditor products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

We do not have a separate audit committee - our board of directors acts as our audit committee, and it is our board of directors' policy to pre-approve all audit and permissible non-audit services to be performed by our independent auditors during the fiscal year.

__________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORDIC NICKEL LTD.
By:	/s/ "D. JAMES (JIM) MACKENZIE" ___________________________ D. JAMES (JIM) MACKENZIE PRESIDENT, CHIEF EXECUTIVE OFFICER AND A DIRECTOR DATE: APRIL 9, 2007.

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Per:	/s/ "D. JAMES (JIM) MACKENZIE" ___________________________ D. JAMES (JIM) MACKENZIE PRESIDENT, CHIEF EXECUTIVE OFFICER, PRINCIPAL EXECUTIVE OFFICER AND A DIRECTOR DATE: APRIL 9, 2007.
Per:	/s/ "LAWRENCE SICCIA" ___________________________ LAWRENCE SICCIA DIRECTOR DATE: APRIL 9, 2007.
Per:	/s/ "JOHN W. JARDINE" ___________________________ JOHN W. JARDINE SECRETARY, TREASURER, CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER DATE: APRIL 9, 2007.

__________