Form 10QSB
period 2007-03-31
NORDIC NICKEL LTD
filed 2007-05-21
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________ Commission file number 000-49725
NORDIC NICKEL LTD. _____________________________________________________________________________________________________ (Exact name of small business issuer as specified in its charter)
Nevada _________________________________________________ (State or other jurisdiction of incorporation or organization)	88-0455809 _________________________________________________ (I.R.S. Employer Identification No.)
Suite 300, 1055 West Hastings Street, Vancouver, British Columbia, Canada V6E 2E9 _________________________________________________ (Address of principal executive offices)

(604) 609-6180
_________________________________________________
(Issuer's telephone number)
_________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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
46,000,000 shares of common stock as of May 17, 2007.

Transitional Small Business Disclosure Format (check one).      Yes   L        No  ☒

__________

NORDIC NICKEL LTD.

Quarterly Report on Form 10-QSB
For the Quarterly Period Ended March 31, 2007

This Form 10-QSB for the quarterly period ended March 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this quarterly report are made as of the date of this quarterly report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited financial statements of Nordic Nickel Ltd. are included in this Quarterly Report on Form 10-QSB:

__________

Nordic Nickel Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 March 2007	As at 31 December 2006 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	198,044	27,472

Unproven Oil and gas exploration property (Note 3)	481,504	513,604

	679,548	541,076

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	41,136	7,733
Convertible debentures (Note 5)	755,146	736,755
Due to related party (Note 6)	2,298	2,298

	798,580	746,786

Stockholders' deficiency
Capital stock (Note 8)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 March 2007 - 46,000,000 common shares, par value $0.001
31 December 2006 - 42,000,000 common shares, par value $0.001	46,000	46,000
Share subscriptions received in advance (Note 8)	185,150	-
Additional paid in capital	99,000	98,400
Deficit, accumulated during the development stage	(449,182)	(350,110)

	(119,032)	(205,710)

	679,548	541,076

Nature and Continuance of Operations (Note 1), Commitment (Note 11) and Subsequent Events (Note 12)

On behalf of the Board:

"James MacKenzie"                 Director

The accompanying notes are an integral part of these financial statements.

Nordic Nickel Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 6 March 2000 to 31 March 2007	For the three month period ended 31 March 2007	For the three month period ended 31 March 2006
	$	$	$

Expenses
Amortization (Note 3)	160,503	32,100	-
Default lease deposit	25,000	-	-
Interest on convertible debentures (Note 5)	70,146	18,391	475
Management fees (Notes 6 and 7)	33,200	21,200	3,000
Office and miscellaneous	18,102	843	406
Professional fees	139,231	25,938	4,443
Rent (Notes 6 and 7)	3,000	600	600

Net loss for the period	(449,182)	(99,072)	(8,924)

Basic and diluted loss per common share		(0.0022)	(0.0002)

Weighted average number of common shares used in per share calculations (Note 2)		46,000,000	43,422,222

The accompanying notes are an integral part of these financial statements.

Nordic Nickel Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 6 March 2000 to 31 March 2007	For the three month period ended 31 March 2007	For the three month period ended 31 March 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(449,182)	(99,072)	(8,924)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Note 5)	70,146	18,391	2,189
Amortization (Note 3)	160,503	32,100	-
Contributions to capital by related party - expenses (Notes 6 and 7)	15,000	600	3,600
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	41,135	33,403	475

	(162,398)	(14,578)	(2,660)

Cash flows from investing activities
Purchase of oil and gas property (Note 3)	(642,006)	-	-

Cash flows from financing activities
Convertible debentures	685,000	-	-
Common shares issued for cash	130,000	-	80,000
Increase in due to related parties	2,298	-	-
Paid share subscriptions	185,150	185,150	-

	1,002,448	185,150	80,000

Increase (decrease) in cash and cash equivalents	198,044	170,572	77,340

Cash and cash equivalents, beginning of period	-	27,472	17,531

Cash and cash equivalents, end of period	198,044	198,044	94,871

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Nordic Nickel Ltd.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Share Capital	Additional paid-in capital	Share subscriptions in advance	Deficit, accumulated during the development stage	Total Stockholders' deficiency
		$	$	$	$	$
Balance at 6 March 2000 (inception)
Common shares issued - cash	2,000,000	2,000	1,000	-	-	3,000
Net loss for the period	-	-	-	-	(2,291)	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	-	(2,291)	709
Common shares issued - cash	5,000,000	5,000	42,000	-	-	47,000
Net loss for the year	-	-	-	-	(10,571)	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000	-	(12,862)	37,138
Net loss for the year	-	-	-	-	(12,097)	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	-	(24,959)	25,041
Net loss for the year	-	-	-	-	(11,019)	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	-	(35,978)	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-	-
Net loss for the year	-	-	-	-	(6,451)	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	-	(42,429)	7,571
2 for 1 forward split	21,000,000	21,000	(21,000)	-	-	-
Net loss for the year	-	-	-	-	(18,338)	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	-	(60,767)	(10,767)
Common shares issued - cash	4,000,000	4,000	76,000	-	-	80,000
Contributions to capital by related party - expenses	-	-	14,400	-	-	14,400
Net loss for the year	-	-	-	-	(289,343)	(289,343)
Balance at 31 December 2006	46,000,000	46,000	98,400	-	(350,110)	(205,710)
Contributions to capital by related party - expenses	-	-	600	-	-	600
Share subscription received in advance	-		-	185,150	-	185,150
Net loss for the period	-	-	-	-	(99,072)	(99,072)

Balance at 31 March 2007	46,000,000	46,000	99,000	185,150	(449,182)	(119,032)

The accompanying notes are an integral part of these financial statements.

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2007

1.          Nature and Continuance of Operations

Nordic Nickel Ltd. (the "Company") was incorporated in the State of Nevada under the name "Crafty Admiral Enterprises, Ltd." on March 6, 2000. On March 9, 2007 we changed our name to "Nordic Nickel Ltd.". We changed our name pursuant to a parent/subsidiary merger between us (as "Crafty Admiral Enterprises, Ltd.") and our wholly-owned non-operating subsidiary, Nordic Nickel Ltd., which we established for the purpose of giving effect to this name change. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated to date.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company's financial statements as at 31 March 2007 and for the three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a loss $99,072 for the three months ended 31 March 2007 (2006 - $8,924) and has working capital deficit of $600,536 at 31 March 2007 (31 December 2006 - $719,314).

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

On 27 June 2006, the Company acquired a 100% interest in a mineral, oil and gas property lease located in St. Francis County, Arkansas (the "Tombaugh Lease") for cash payment of $642,006. Since acquiring our interest under the Tombaugh Lease, the Company has shifted its focus from the oil and gas sector to seeking business opportunities in relation to nickel deposits in selected Nordic regions. The Company is not currently engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing and or a partner there is no assurance these activities will be successful. This raises substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2007

2.          Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 31 March 2007 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States of America. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 31 March 2007 are not necessarily indicative of the results that may be expected for the year ending 31 December 2007.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 31 December 2006.

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

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2007

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

	Balance at 31 March 2007	Balance at 31 December 2006
	$	$
Unproven Oil and gas properties consist of the following:
Undeveloped properties	481,504	513,604

	481,504	513,604

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed.

	During the period ended 31 March 2007	During the year ended 31 December 2006
	$	$

Acquisition - unproved	513,604	642,006
Development	-	-
Exploration	-	-
Amortization	(32,100)	(128,403)

	481,504	513,604

4.          Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2007

5.          Convertible Debentures

Balance at 31 March 2007	Balance at 31 December 2006
$	$

Issued in September 2005, the convertible debentures bear interest at a rate of 9.5% per annum on any unpaid principle balances, are unsecured, and have no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within twenty-four months from the issue date on the basis of $0.02 per common share for the total amount outstanding. The balance of $22,907 outstanding at 31 March 2007 consists of principle and unpaid accrued interest of $20,000 and $2,907 respectively.

22,907	22,375

Issued in April 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has no fixed terms of repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time within thirty-six months for the issue date, on the basis of $1.00 per unit where a unit consists of one common share and one warrant to purchase one common share of the Company for $1.75 for a period of twenty-four months from the date of conversion. On 21 August 2006 the company repaid $250,000 of the balance owing. The balance of $284,430 outstanding at 31 March 2007 consists of principle and unpaid accrued interest of $250,000 and $34,430 respectively.

284,430	277,493

Issued in June 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has repayment terms wherein the principle and accrued interest shall be due the later of (i) sixty days after the date the convertible debenture was issued or (ii) upon the lenders written demand for repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest into common shares of the Company at any time and from time to time prior to the maturity date on the basis of $0.70 per share for each dollar of principle and interest due and payable. The balance of $447,809 outstanding at 31 March 2007 consists of principle and unpaid accrued interest of $415,000 and $32,809 respectively.

447,809	436,887

755,146	736,755

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2007

6.          Due to Related Party

As at 31 March 2007, the amount in due to related party consists of $2,298 (31 December 2006 - $2,298) payable to a former director and shareholder of the Company. This balance is non-interest bearing, unsecured, and have no fixed terms of repayment.

7.          Related Party Transactions

During the three month period ended 31 March 2007, an officer, director and shareholder of the Company made contributions to capital for rent of $600 (31 March 2006 - $600, cumulative - $3,000). This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the three month period ended 31 March 2007, $10,600 was paid or accrued to an officer and director of the Company for management services and an additional $10,600 was paid or accrued to a company controlled by a second officer and director of the Company (31 March 2006 $3,000 - cumulative $33,200).

8.          Capital Stock

Authorized

The total authorized capital consist of:

    300,000,000 of common shares with par value of $0.001

    50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

The total issued and outstanding capital stock is 46,000,000 common shares with a par value of $0.001 per share.

Share subscriptions received in advance

Share subscriptions received in advance consists of $183,500 received by the Company for 529,000 common shares that were not yet issued at 31 March 2007. These shares were issued subsequent to 31 March 2007 (Note 12).

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2007

9.          Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2007. There are no current or deferred tax expenses for the period ended 31 March 2007 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 March 2007	For the three month period ended 31 March 2006
	$	$

Deferred tax asset attributable to:
Current operations	33,685	3,034
Temporary difference	(10,914)	-
Contributions to capital by related party - expenses	(204)	(1,224)
Less: Change in valuation allowance	(22,567)	(1,810)

Net refundable amount	-	-

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2007

The composition of the Company's deferred tax assets as at 31 March 2007 and 31 December 2006 is as follows:

	As at 31 March 2007	As at 31 December 2006 (Audited)
	$	$

Net income tax operating loss carryforward	(273,680)	(207,308)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets
Tax loss carryforward	(93,051)	70,485
Less: Valuation allowance	93,051	(70,485)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2007, the Company has an unused net operating loss carryforward balance of approximately $273,680 that is available to offset future taxable in come. This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2028.

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2007

10.        Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 31 March 2007	For the three month period ended 31 March 2007	For the three month period ended 31 March 2006
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the three months ended 31 March 2007 the Company accrued interest of $18,391 on convertible debentures (2006 - $475, cumulative - $70,146) (Note 5).

11.        Commitment

The Company is committed to issuing common shares of the Company under the terms of existing convertible debentures (Note 5).

12.        Subsequent Event

On 23 April 2007 the Company issued 1,437,000 common shares for proceeds of $502,950 pursuant to a private placement (Note 8).

Item 2.               Management's Discussion and Analysis or Plan of Operations

As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Nordic Nickel Ltd.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended March 31, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2007 included in this quarterly report.

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

Plan of Operations

Since acquiring our interest under the Tombaugh Lease in June 2006, we have shifted our focus from the oil and gas sector to seeking business opportunities in relation to nickel deposits in selected Nordic regions. As such, we do not have any specific plans to explore the property underlying the Tombaugh Lease over the next 12 months and, in fact, we are negotiating the sale of this property. During the next 12 months, we intend to seek out and pursue possible merger or acquisition partners relating to exploration of nickel deposits in Nordic countries. We have had no revenues to date and as at March 31, 2007, we had cash and cash equivalents of $198,044 and a working capital deficit of $600,536. As such, we anticipate that we will need to obtain additional financing in order to pursue our current planned business objective of locating, and entering into, a merger or acquisition.

Results of Operations

We have not had any revenues from operations for the past two fiscal years. We had a net loss of $99,072 for the three month period ended March 31, 2007 as compared to a net loss of $8,924 for the three month period ended March 31, 2006. The increase in our net loss was primarily the result of amortization of $32,100 for the three months ended March 31, 2007 ($nil for the three months ended March 31, 2006) with respect to the acquisition of our interest in oil and gas property under the Tombaugh Lease; $18,391 in interest payments on convertible debentures for the three months ended March 31, 2007 ($475 for the three months ended March 31, 2006); $21,200 in management fees for the three months ended March 31, 2007 ($3,000 for the three months ended March 31, 2006--the increase in management fees are due to the appointment of a new CEO and CFO who are actively seeking business opportunities in relation to nickel deposits in selected Nordic regions); and $25,938 in professional fees for the three months ended March 31, 2007 ($4,443 for the three months ended March 31, 2006). The $21,495 increase in professional fees between the three months ended March 31, 2006 and the three months ended March 31, 2007 resulted largely from the following expenses incurred during the three month period ended March 31, 2007: $13,000 to develop the company's new web site (www.nordicnickel.com) and approximately $5,100 for legal fees associated with activities related to our new corporate direction.

Liquidity and Capital Resources

At March 31, 2007, our only source of liquidity was our cash and cash equivalents in the amount of $198,044. At March 31, 2007, we had a working capital deficit of $600,536. Although we believe that our existing cash balance is sufficient for our near-term day-to-day operating needs, the extent to which such funds will be sufficient to meet our cash requirements for the next twelve months is subject to a number of uncertainties, the most important of which is our ability to locate a suitable business to enter into a merger or acquisition with in order to generate sufficient revenues and cash flows to support and continue operations.

On April 17, 2007 we completed a non-registered US$502,950 private equity financing by issuing 1,437,000 of its common shares at a price of US$.35 per share.

Operating Activities

Operating activities in the three month periods ended March 31, 2007 and 2006 used cash of $14,578 and $2,660, respectively, which reflect our recurring operating losses.

Investing Activities

In the three month periods ended March 31, 2007 and 2006, we did not engage in any investing activities.

Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, obtaining debt financing and through private placements of our stock. Financing activities in the three month periods ended March 31, 2007 and 2006, provided net cash of $185,150 from share subscriptions received in advance from investors in the non-registered private equity financing which closed on April 17, 2207, as described above, and $80,000 from the sale of common shares, respectively.

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

Significant accounting policies used in the preparation of our financial statements are set forth in Note 2 to our unaudited financial statements for the three month period ended March 31, 2007.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.               Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

__________

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings.

We are currently not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to the period covered by this Quarterly Report on Form 10-QSB, on April 23, 2007 the Company issued 1,437,000 common shares for proceeds of $502,950 pursuant to a private placement.

Item 3.               Default Upon Senior Securities.

None.

Item 4.               Submission of Matters to a Vote by Security Holders.

None.

Item 5.               Other Information.

None.

Item 6.               Exhibits.

The following exhibits are include with this Quarterly Report on Form 10-QSB:
Exhibit No.	Exhibit Description
3.1	Original Articles of Incorporation (1)
3.2	Articles of Merger (2)
3.2	Bylaws (1)

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer (3)
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer (3)
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (3)

__________________________________________

  Previously filed with the SEC as an exhibit to our Registration Statement on Form 10-SB12G, as filed with the SEC on May 6, 2003.

  Previously filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC on April 10, 2007. The Articles of Merger, filed with the Nevada Secretary of State on March 1, 2007, amended our Articles of Incorporation to change our name to "Nordic Nickel Ltd." effective March 9, 2007.

  Filed herewith.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORDIC NICKEL LTD.
By:	/s/ D. James (Jim) MacKenzie ___________________________ D. James (Jim) MacKenzie President, Chief Executive Officer and a director Date: May 18, 2007
/s/ John W. Jardine ___________________________ John W. Jardine Secretary, Treasurer, Chief Financial Officer and principal accounting officer Date: May 18, 2007

__________