Form 10KSB/A
period 2006-12-31
NORDIC NICKEL LTD
filed 2007-07-30
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB (Amendment No. 1)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to Commission file number 000-49725
NORDIC NICKEL LTD. _____________________________________________________________________________________________________ (Name of small business issuer in its charter)
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒        No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☒        No   ☐

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

Transitional Small Business Disclosure Format (check one).      Yes   ☐        No  ☒

__________

NORDIC NICKEL LTD.
FORM 10-KSB
(Amendment No. 1)

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

/s/ "James Stafford"
Chartered Accountants

Vancouver, Canada
20 February 2007

Bateman & Co., Inc., P.C.
Certified Public Accountants

5 Briardale Court
Houston, Texas 77027-2904
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

/s/ Bateman & Co., Inc., P.C.
BATEMAN & CO., INC., P.C.

Houston, Texas
April 13, 2005

Member
INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS
Offices in Principal Cities Around The World

Clyde Bailey, P.C. ________________________________________________________________________
www.clydecpa.com mailto:clyde@clydecpa.com	Certified Public Accountant 10924 Vance Jackson #404 San Antonio, Texas 78230 (210)-699-1287 (ofc) (888)-699-1287 ◆ (210)-691-2911 (fax)

Member:

American Institute of CPA's

Texas Society of CPA's

Board of Directors

Crafty Admiral Enterprises, Ltd., Inc.

INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Crafty Admiral Enterprises, Ltd., Inc. (Company) as of December 31, 2003 and 2002 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the year then ended December 31, 2003 and 2002 and from March 6, 2000 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations for the year then ended in conformity with generally accepted accounting principles in the United States.

/S/       Clyde Bailey P.C.

San Antonio, Texas
February 6, 2004

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

Item 8B.              Other Information.

None.

PART III

Item 9.                Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers and their respective ages as of April 5, 2007 are as follows:

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

The following table sets forth the compensation paid to our sole executive officer during our last three fiscal years:

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under Options Granted (#)	LTIP Payouts	All Other Compensation
Lawrence Siccia(*)	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Item 11.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 5, 2007 by: (i) each person (including any group) known to us to own more than 5% of our shares of common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our officers and directors as a group. To our knowledge, each holder listed possesses sole voting and investment power with respect to the shares shown.

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
Other Shareholders Owning Greater than 5% of Our Common Stock:
None

(1)   Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and/or (ii) investment power, which includes the power to dispose or direct the disposition of shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares within 60 days of the date as of which the information is provided.

(2)   Based on 46,000,000 shares of our common stock issued and outstanding as of April 5, 2007.

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

Item 13.              Exhibits.
Exhibit No.	Exhibit Description
3.1	Original Articles of Incorporation (1)
3.2	Articles of Merger (2),
3.2	Bylaws (1)
10.1	Oil and Gas Lease dated April 29, 2006 by and between the Company and Alice Ramsey, Reid Weber, Paul Weber and Rebecca Daniels (3)
31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer (4)
31.2	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Financial Officer (4)
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (4)

__________________________________________

(1)   Previously filed with the SEC as an exhibit to our Registration Statement on Form 10-SB12G, as originally filed with the SEC on May 6, 2003.

(2)   Previously filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as originally filed with the SEC on April 10, 2007 (which Annual Report is amended by this Annual Report on Form 10-KSB (Amendment No. 1)). The Articles of Merger, filed with the Nevada Secretary of State on March 1, 2007, amended our Articles of Incorporation to change our name to "Nordic Nickel Ltd." effective March 9, 2007.

(3)   Previously filed with the SEC as an exhibit to our Form 8-K as originally filed with the SEC on September 12, 2006.

(4)   Filed herewith.

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
NORDIC NICKEL LTD.
BY:	/S/ D. JAMES (JIM) MACKENZIE D. JAMES (JIM) MACKENZIE PRESIDENT, CHIEF EXECUTIVE OFFICER AND A DIRECTOR DATE: JULY 27, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
PER:	/S/ D. JAMES (JIM) MACKENZIE D. JAMES (JIM) MACKENZIE PRESIDENT, CHIEF EXECUTIVE OFFICER, PRINCIPAL EXECUTIVE OFFICER AND A DIRECTOR DATE: JULY 27, 2007
PER:	/S/ JOHN W. JARDINE JOHN W. JARDINE SECRETARY, TREASURER, CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER DATE: JULY 27, 2007
PER:	/S/ LAWRENCE SICCIA LAWRENCE SICCIA DIRECTOR DATE: JULY 27, 2007
PER:	/S/ HOWARD LAHTI HOWARD LAHTI DIRECTOR DATE: JULY 27, 2007
PER:	/S/ HAROLD GERSHUNY HAROLD GERSHUNY DIRECTOR DATE: JULY 27, 2007
PER:	/S/ DUNCAN LARGE DUNCAN LARGE DIRECTOR DATE: JULY 27, 2007