Form 10QSB
period 2007-06-30
NORDIC NICKEL LTD
filed 2007-08-14
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
48,582,300 shares of common stock as of August 10, 2007.

Transitional Small Business Disclosure Format (check one).      Yes   ☐        No  ☒

__________

NORDIC NICKEL LTD.

Quarterly Report on Form 10-QSB
For the Quarterly Period Ended June 30, 2007

This Form 10-QSB for the quarterly period ended June 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this quarterly report are made as of the date of this quarterly report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited financial statements of Nordic Nickel Ltd. are included in this Quarterly Report on Form 10-QSB:

__________

Nordic Nickel Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
	As at 30 June 2007	As at 31 December 2006 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	415,606	27,473

Unproven oil and gas exploration property (Note 3)	481,503	513,603

	897,109	541,076

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	3,715	7,733
Convertible debentures (Note 5)	750,545	736,755
Due to related party (Note 6)	2,000	2,298

	756,260	746,786

Stockholders' equity
Capital stock (Note 8)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
30 June 2007 - 48,582,300 common shares, par value $0.001
31 December 2006 - 46,000,000 common shares, par value $0.001	48,582	46,000
Additional paid in capital	622,274	98,400
Deficit, accumulated during the development stage	(530,007)	(350,110)

	140,849	(205,710)

	897,109	541,076

Nature and Continuance of Operations (Note 1) and Commitment (Note 11)

The accompanying notes are an integral part of these financial statements.

Nordic Nickel Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 6 March 2000 to 30 June 2007	For the three month period ended 30 June 2007	For the three month period ended 30 June 2006	For the six month period ended 30 June 2007	For the six month period ended 30 June 2006
	$	$	$	$	$

Expenses
Amortization expense	160,502	-	-	32,100	-
Default on oil and gas deposit	25,000	-	-	-	-
Entertainment	1,912	1,912	-	1,912	-
Interest on convertible debentures (Note 5)	88,451	18,305	12,297	36,696	12,772
Investor relations	17,915	6,414	-	17,914	-
Management	88,680	50,710	3,000	76,680	6,000
Office and miscellaneous (recovery)	16,256	(1,846)	812	(1,003)	1,217
Professional fees	130,359	7,397	31,102	17,066	35,546
Rent (Note 7)	4,084	1,084	600	1,684	1,200

Total expenses	533,159	83,976	47,811	183,049	56,735

Foreign exchange gain	1,158	1,158	-	1,158	-
Interest income	1,994	1,994	-	1,994	-
Total other income	3,152	3,152	-	3,152	-
Net operating loss	530,007	80,824	47,811	179,897	56,735

Basic and diluted loss per common share		0.0017	0.0010	0.0038	0.0013

Weighted average number of common shares used in per share calculations		48,410,492	46,000,000	47,218,491	44,718,232

The accompanying notes are an integral part of these financial statements.

Nordic Nickel Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 6 March 2000 to 30 June 2007	For the three month period ended 30 June 2007	For the three month period ended 30 June 2006	For the six month period ended 30 June 2007	For the six month period ended 30 June 2006
	$	$	$	$	$

Cash flows from operating activities
Loss for the period	(530,007)	(80,824)	(47,811)	(179,897)	(56,735)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Note 5)	88,451	18,305	12,297	36,696	12,772
Amortization (Note 3)	160,502	-	-	32,100	-
Contributions to capital by related party - expenses (Note 7)	15,000	-	3,600	600	7,200
Changes in operating assets and liabilities
(Increase) in deposit and prepaid expenses		-	(48,000)	-	(48,000)
Increase (decrease) in accounts payable and accrued liabilities	3,715	(37,421)	(5,514)	(4,018)	(3,325)

	(262,339)	(99,940)	(85,428)	(114,519)	(88,088)

Cash flows from investing activities
Purchase of oil and gas property (Note 3)	(642,006)	-	(642,006)	-	(642,006)

Cash flows from financing activities
Common shares issued for cash (Note 8)	652,951	317,800	-	502,950	80,000
Convertible debentures (Notes 5 and 8)	665,000	-	915,000	-	915,000
Increase (decrease) in due to related party	2,000	(298)	-	(298)	-

	1,319,951	317,502	915,000	502,652	995,000

Increase in cash and cash equivalents	415,606	217,562	187,566	388,133	264,906

Cash and cash equivalents, beginning of period	-	198,044	94,871	27,473	17,531

Cash and cash equivalents, end of period	415,606	415,606	282,437	415,606	282,437

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Nordic Nickel Ltd.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Share capital	Additional paid-in capital	Deficit, accumulated during the development stage	Total stockholders' equity
		$	$	$	$
Balance at 6 March 2000 (inception)
Common shares issued - cash	2,000,000	2,000	1,000	-	3,000
Net loss for the period	-	-	-	(2,291)	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	(2,291)	709
Common shares issued - cash	5,000,000	5,000	42,000	-	47,000
Net loss for the year	-	-	-	(10,571)	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000	(12,862)	37,138
Net loss for the year	-	-	-	(12,097)	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	(24,959)	25,041
Net loss for the year	-	-	-	(11,019)	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	(35,978)	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-
Net loss for the year	-	-	-	(6,451)	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	(42,429)	7,571
2 for 1 forward split	21,000,000	21,000	(21,000)	-	-
Net loss for the year	-	-	-	(18,338)	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	(60,767)	(10,767)
Common shares issued - cash	4,000,000	4,000	76,000	-	80,000
Contributions to capital by related party - expenses	-	-	14,400	-	14,400
Net loss for the year	-	-	-	(289,343)	(289,343)
Balance at 31 December 2006	46,000,000	46,000	98,400	(350,110)	(205,710)
Contributions to capital by related party - expenses (Note 7)	-	-	600	-	600
Common shares issued - debt (Notes 5 and 8)	1,145,300	1,145	21,761	-	22,906
Common shares issued - cash (Note 8)	1,437,000	1,437	501,513	-	502,950
Net loss for the period	-	-	-	(179,897)	(179,897)

Balance at 30 June 2007	48,582,300	48,582	622,274	(530,007)	140,849

The accompanying notes are an integral part of these financial statements.

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2007

1.       Nature and Continuance of Operations

Nordic Nickel Ltd. (the "Company") was incorporated in the State of Nevada under the name "Crafty Admiral Enterprises, Ltd." on 6 March 2000. On 9 March 2007 the Company changed their name to "Nordic Nickel Ltd.". The Company changed their name pursuant to a parent/subsidiary merger between the Company (as "Crafty Admiral Enterprises, Ltd.") and its wholly-owned non-operating subsidiary, Nordic Nickel Ltd., which was established for the purpose of giving effect to this name change. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated to date.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company's financial statements as at 30 June 2007 and for the three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a loss $80,824 for the three months ended 30 June 2007 (2006 - $47,811) and has working capital deficit of $340,654 at 30 June 2007 (31 December 2006 - $719,313).

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
30 June 2007

2.       Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 30 June 2007 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States of America. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended 30 June 2007 are not necessarily indicative of the results that may be expected for the year ending 31 December 2007.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 31 December 2006.

Recent accounting pronouncement

In March 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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
30 June 2007

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

	Balance at 30 June 2007	Balance at 31 December 2006 (Audited)
	$	$
Unproven oil and gas properties consist of the following:
Undeveloped properties	481,503	513,603

	481,503	513,603

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed.

	During the period ended 30 June 2007	During the year ended 31 December 2006 (Audited)
	$	$

Acquisition - unproved	513,603	642,006
Development	-	-
Exploration	-	-
Amortization	(32,100)	(128,403)

	481,503	513,603

4.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2007

5.       Convertible Debentures
Balance at 30 June 2007	Balance at 31 December 2006 (Audited)
$	$

Issued in September 2005, the convertible debentures bear interest at a rate of 9.5% per annum on any unpaid principle balances, are unsecured, and have no fixed terms of repayment. The holders of the convertible debentures had the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within twenty-four months from the issue date on the basis of $0.02 per common share for the total amount outstanding. On 1 April 2007 the holders of the convertible debentures exercised their right and converted the balance of $22,906 outstanding on 1 April 2007 which consisted of principle and unpaid accrued interest of $20,000 and $2,906 respectively. (Note 8)

Nil	22,375

Issued in April 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has no fixed terms of repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time within thirty-six months for the issue date, on the basis of $1.00 per unit where a unit consists of one common share and one warrant to purchase one common share of the Company for $1.75 for a period of twenty-four months from the date of conversion. On 21 August 2006 the company repaid $250,000 of the balance owing. The balance of $291,541 outstanding at 30 June 2007 consists of principle and unpaid accrued interest of $250,000 and $41,541 respectively.

291,541	277,493

Issued in June 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has repayment terms wherein the principle and accrued interest shall be due the later of (i) sixty days after the date the convertible debenture was issued or (ii) upon the lenders written demand for repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest into common shares of the Company at any time and from time to time prior to the maturity date on the basis of $0.70 per share for each dollar of principle and interest due and payable. The balance of $459,004 outstanding at 30 June 2007 consists of principle and unpaid accrued interest of $415,000 and $44,004 respectively.

459,004	436,887

750,545	736,755

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2007

6.       Due to Related Party

As at 30 June 2007, the amount in due to related party consists of $2,000 (31 December 2006 - $2,298) payable to a director and shareholder of the Company. This balance is non-interest bearing, unsecured, and have no fixed terms of repayment.

7.       Related Party Transactions

During the six month period ended 30 June 2007, director and shareholder of the Company made contributions to capital for rent of $600 (30 June 2006 - $600, cumulative - $3,000). This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital.

8.       Capital Stock

Authorized

The total authorized capital consist of:
300,000,000 of common shares with par value of $0.001 50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

30 June 2007 the total issued and outstanding capital stock is 48,582,300 common shares with a par value of $0.001 per share.

During the six month period ended 30 June 2007, 1,145,300 common shares were issued for debt of $22,906 (Note 5).

During the six month period ended 30 June 2007, 1,437,000 common shares were issued for cash proceeds of $502,950.

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2007

9.       Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2007. There are no current or deferred tax expenses for the six month period ended 30 June 2007 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 30 June 2007	For the three month period ended 30 June 2006
	$	$

Deferred tax asset attributable to:
Current operations	27,480	16,256
Contributions to capital by related party - expenses	-	(1,224)
Less: Change in valuation allowance	(27,480)	(15,032)

Net refundable amount	-	-

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2007

The composition of the Company's deferred tax assets as at 30 June 2007 and 31 December 2006 is as follows:

	As at 30 June 2007	As at 31 December 2006 (Audited)
	$	$

Net income tax operating loss carryforward	(354,504)	(207,308)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets
Tax loss carryforward	120,531	70,485
Less: Valuation allowance	(120,531)	(70,485)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2007, the Company has an unused net operating loss carryforward balance of approximately $354,504 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2028.

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2007

10.     Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 30 June 2007	For the three month period ended 30 June 2007	For the three month period ended 30 June 2006
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the three months ended 30 June 2007 the Company accrued interest of $18,305 on convertible debentures (2006 - $12,297, cumulative - $88,451) (Note 5).

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended June 30, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended June 30, 2007 included in this quarterly report.

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

Plan of Operations

Since acquiring our interest under the Tombaugh Lease in June 2006, we have shifted our focus from the oil and gas sector to seeking business opportunities in relation to nickel deposits in selected Nordic regions. As such, we do not have any specific plans to explore the property underlying the Tombaugh Lease over the next 12 months and, in fact, we are negotiating the sale of this property. During the next 12 months, we intend to seek out and pursue possible merger or acquisition partners relating to exploration of nickel deposits in Nordic countries. We have had no revenues to date and as at June 30, 2007, we had cash and cash equivalents of $415,606 and a working capital deficit of $340,654. As such, we anticipate that we will need to obtain additional financing in order to pursue our current planned business objective of locating, and entering into, a merger or acquisition.

Results of Operations

We have not had any revenues from operations for the past two fiscal years. We had a net loss of $179,897 for the six month period ended June 30, 2007 as compared to a net loss of $56,735 for the six month period ended June 30, 2006. The increase in our net loss was primarily the result of amortization of $32,100 for the six months ended June 30, 2007 ($nil for the six months ended June 30, 2006) with respect to the acquisition of our interest in oil and gas property under the Tombaugh Lease; $36,696 in interest payments on convertible debentures for the six months ended June 30, 2007 ($12,772 for the six months ended June 30, 2006); $17,914 in investor relations fees for the six months ended June 30, 2007 ($nil for the six months ended June 30, 2006); and $76,680 in management fees for the six months ended June 30, 2007 ($6,000 for the six months ended June 30, 2006). The increase in management fees is due primarily to the appointment of a new CEO and CFO who are actively seeking business opportunities in relation to nickel deposits in selected Nordic regions.

Liquidity and Capital Resources

At June 30, 2007, our only source of liquidity was our cash and cash equivalents in the amount of $415,606. At June 30, 2007, we had a working capital deficit of $340,654. Although we believe that our existing cash balance is sufficient for our near-term day-to-day operating needs, the extent to which such funds will be sufficient to meet our cash requirements for the next twelve months is subject to a number of uncertainties, the most important of which is our ability to locate a suitable business to enter into a merger or acquisition with in order to generate sufficient revenues and cash flows to support and continue operations.

On April 18, 2007 we completed a non-registered US$502,950 private equity financing by issuing 1,437,000 of our common shares at a price of $0.35 per share. On June 30, 2007, we settled certain indebtedness of the Company to two creditors of the Company in the amount of $22,906 through the issuance of 1,45,300 of our common shares at a deemed issuance price of $0.02 per share

Operating Activities

Operating activities in the six month periods ended June 30, 2007 and 2006 used cash of $114,519 and $88,088, respectively, which reflect our recurring operating losses.

Investing Activities

In the six month period ended June 30, 2007, we did not engage in any investing activities. In the six month period ended June 30, 2006, we acquired a 100% interest in the Tombaugh lease for an up front cash payment of $642,006.

Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, obtaining debt financing and through private placements of our stock. Financing activities in the six month period ended June 30, 2007 provided net cash of $502,652 the sale of common shares. Financing activities in the in six month period ended June 30, 2006 provided net cash of $995,000, including $915,000 with respect to convertible debentures and $80,000 from the sale of common shares.

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

Significant accounting policies used in the preparation of our financial statements are set forth in Note 2 to our unaudited financial statements for the six month period ended June 30, 2007.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

Effective on April 18, 2007, we issued an aggregate of 1,437,000 common shares at an issuance price of $0.35 per share for total gross proceeds of $502,950 in a private placement to four purchasers. We completed this private placement pursuant to an exemption from the registration requirements of the Securities Act pursuant to Regulation S of the Securities Act. Each sale of shares was completed as an "offshore transaction", as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person.

Effective on June 30, 2007, we issued an aggregate of 1,145,300 common shares at a deemed issuance price of $0.02 per share to two of the Company's creditors in a shares-for-debt private placement in settlement of an aggregate of $22,906 in indebtedness owed to such creditors. We completed this shares-for-debt private placement pursuant to an exemption from the registration requirements of the Securities Act pursuant to Regulation S of the Securities Act. Each share-for-debt issuance was completed as an "offshore transaction", as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person.

Item 3.                Default Upon Senior Securities.

None.

Item 4.                Submission of Matters to a Vote by Security Holders.

None.

Item 5.                Other Information.

None.

Item 6.                Exhibits.

The following exhibits are include with this Quarterly Report on Form 10-QSB:
Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORDIC NICKEL LTD.
By:	/s/ D. James (Jim) MacKenzie ___________________________ D. James (Jim) MacKenzie President, Chief Executive Officer and a director Date: August 13, 2007
/s/ John W. Jardine ___________________________ John W. Jardine Secretary, Treasurer, Chief Financial Officer and principal accounting officer Date: August 13, 2007

__________