Form 10QSB
period 2007-09-30
NORDIC NICKEL LTD
filed 2007-11-13
CIK 1168938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
48,582,300 shares of common stock as of November 9, 2007.

Transitional Small Business Disclosure Format (check one).      Yes   ☐        No  ☒

__________

NORDIC NICKEL LTD.

Quarterly Report on Form 10-QSB

For the Quarterly Period Ended September 30, 2007

This Form 10-QSB for the quarterly period ended September 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this quarterly report are made as of the date of this quarterly report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited financial statements of Nordic Nickel Ltd. are included in this Quarterly Report on Form 10-QSB:

__________

Nordic Nickel Ltd.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
	As at 30 September 2007	As at 31 December 2006 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	332,746	27,472

Unproven oil and gas exploration property (Note 3)	481,503	513,604

	814,249	541,076

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	57,240	7,733
Convertible debentures (Note 5)	769,384	736,755
Due to related party (Note 6)	-	2,298

	826,624	746,786

Stockholders' equity
Capital stock (Note 8)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
30 September 2007 - 48,582,300 common shares, par value $0.001
31 December 2006 - 46,000,000 common shares, par value $0.001	48,582	46,000
Additional paid in capital	1,247,309	98,400
Deficit, accumulated during the development stage	(1,308,266)	(350,110)

	(12,375)	(205,710)

	814,249	541,076

Nature and Continuance of Operations (Note 1) and Commitment (Note 12)

The accompanying notes are an integral part of these financial statements.

Nordic Nickel Ltd.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 6 March 2000 to 30 September 2007	For the three month period ended 30 September 2007	For the three month period ended 30 September 2006	For the nine month period ended 30 September 2007	For the nine month period ended 30 September 2006
	$	$	$	$	$

Expenses
Amortization expense	160,502	-	-	32,100	-
Default on oil and gas deposit	25,000	-	25,000	-	25,000
Entertainment	1,912	-	-	1,912	-
Interest on convertible debentures (Note 5)	107,291	18,839	20,908	55,536	33,680
Investor relations	35,475	17,561	-	35,475	-
Management fees (Note 7)	124,810	36,130	3,000	112,810	9,000
Office and miscellaneous	20,331	4,073	1,754	3,071	2,206
Professional fees	207,360	77,001	12,535	94,067	48,846
Rent (Note 7)	5,130	1,046	600	2,730	1,800
Stock-based compensation (Note 9)	625,035	625,035	-	625,035	-

Total expenses	1,312,846	779,685	63,797	962,736	120,532

Foreign exchange gain (loss)	648	(510)	-	648	-
Interest income	3,932	1,938	-	3,932	-
Total other income	4,580	1,428	-	4,580	-
Net operating loss	1,308,266	778,257	63,797	958,156	120,532

Basic and diluted loss per common share		0.016	0.001	0.020	0.002

Weighted average number of common shares used in per share calculations		48,582,300	46,000,000	47,255,547	45,164,835

The accompanying notes are an integral part of these financial statements.

Nordic Nickel Ltd.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 6 March 2000 to 30 September 2007	For the three month period ended 30 September 2007	For the three month period ended 30 September 2006	For the nine month period ended 30 September 2007	For the nine month period ended 30 September 2006
	$	$	$	$	$

Cash flows from operating activities
Loss for the period	(1,308,266)	(778,257)	(63,797)	(958,156)	(120,532)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Note 5)	107,290	18,839	20,908	55,536	33,680
Amortization (Note 3)	160,502	-	-	32,100	-
Contributions to capital by related party - expenses (Note 7)	15,000	-	3,600	600	10,800
Stock-based compensation (Note 9)	625,035	625,035	-	625,035	-
Changes in operating assets and liabilities
(Increase) in deposit and prepaid expenses		-	43,000	-	(5,000)
Increase (decrease) in accounts payable and accrued liabilities	57,240	53,523	(200)	49,507	(3,526)

	(343,199)	(80,860)	3,511	(195,378)	(84,578)

Cash flows from investing activities
Purchase of oil and gas property (Note 3)	(642,006)	-	-	-	(642,006)

Cash flows from financing activities
Common shares issued for cash (Note 8)	652,951	-	-	502,950	80,000
Convertible debentures (Notes 5 and 8)	665,000	-	(250,000)	-	665,000
Increase (decrease) in due to related party	-	(2,000)	-	(2,298)	-

	1,317,951	(2,000)	(250,000)	500,652	745,000

Increase in cash and cash equivalents	332,746	(82,860)	(246,489)	305,274	18,416

Cash and cash equivalents, beginning of period	-	415,606	282,437	27,472	17,532

Cash and cash equivalents, end of period	332,746	332,746	35,948	332,746	35,948

Supplemental Disclosures with Respect to Cash Flows (Note 1)

The accompanying notes are an integral part of these financial statements.

Nordic Nickel Ltd.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)
	Number of shares issued	Share capital	Additional paid-in capital	Deficit, accumulated during the development stage	Total stockholders' equity
		$	$	$	$
Balance at 6 March 2000 (inception)
Common shares issued - cash	2,000,000	2,000	1,000	-	3,000
Net loss for the period	-	-	-	(2,291)	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	(2,291)	709
Common shares issued - cash	5,000,000	5,000	42,000	-	47,000
Net loss for the year	-	-	-	(10,571)	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000	(12,862)	37,138
Net loss for the year	-	-	-	(12,097)	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	(24,959)	25,041
Net loss for the year	-	-	-	(11,019)	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	(35,978)	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-
Net loss for the year	-	-	-	(6,451)	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	(42,429)	7,571
2 for 1 forward split	21,000,000	21,000	(21,000)	-	-
Net loss for the year	-	-	-	(18,338)	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	(60,767)	(10,767)
Common shares issued - cash	4,000,000	4,000	76,000	-	80,000
Contributions to capital by related party - expenses	-	-	14,400	-	14,400
Net loss for the year	-	-	-	(289,343)	(289,343)
Balance at 31 December 2006	46,000,000	46,000	98,400	(350,110)	(205,710)
Contributions to capital by related party - expenses (Note 7)	-	-	600	-	600
Common shares issued - debt (Notes 5 and 8)	1,145,300	1,145	21,761	-	22,906
Common shares issued - cash (Note 8)	1,437,000	1,437	501,513	-	502,950
Stock-based compensation (Note 9)	-	-	625,035	-	625,035
Net loss for the period	-	-	-	(958,156)	(958,156)

Balance at 30 September 2007	48,582,300	48,582	1,247,309	(1,308,266)	(12,375)
The accompanying notes are an integral part of these financial statements.

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

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

The Company's financial statements as at 30 September 2007 and for the three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a loss $778,257 for the three months ended 30 September 2007 (2006 - $63,797) and has working capital deficit of $493,878 at 30 September 2007 (31 December 2006 - $719,314).

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
30 September 2007

2.       Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 30 September 2007 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States of America. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended 30 September 2007 are not necessarily indicative of the results that may be expected for the year ending 31 December 2007.

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

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

2.       Significant Accounting Policies, cont.

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

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

2.       Significant Accounting Policies, cont.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

2.       Significant Accounting Policies, cont.

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

	Balance at 30 September 2007	Balance at 31 December 2006 (Audited)
	$	$
Unproven oil and gas properties consist of the following:
Undeveloped properties	481,503	513,604
	481,503	513,604

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed.

	During the period ended 30 September 2007	During the year ended 31 December 2006 (Audited)
	$	$
Acquisition - unproved	513,603	642,006
Development	-	-
Exploration	-	-
Amortization	(32,100)	(128,402)
	481,503	513,604

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

4.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.       Convertible Debentures

Balance at 30 September 2007	Balance at 31 December 2006 (Audited)
$	$

Issued in September 2005, the convertible debentures bear interest at a rate of 9.5% per annum on any unpaid principle balances, are unsecured, and have no fixed terms of repayment. The holders of the convertible debentures had the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within twenty-four months from the issue date on the basis of $0.02 per common share for the total amount outstanding. On 1 April 2007 the holders of the convertible debentures exercised their right and converted the balance of $22,907 outstanding on 1 April 2007 which consisted of principle and unpaid accrued interest of $20,000 and $2,907 respectively. (Note 8)

Nil	22,375

Issued in April 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has no fixed terms of repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time within thirty-six months for the issue date, on the basis of $1.00 per unit where a unit consists of one common share and one warrant to purchase one common share of the Company for $1.75 for a period of twenty-four months from the date of conversion. On 21 August 2006 the company repaid $250,000 of the balance owing. The balance of $298,905 outstanding at 30 September 2007 consists of principle and unpaid accrued interest of $250,000 and $48,905 respectively.

298,905	277,493

Issued in June 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has repayment terms wherein the principle and accrued interest shall be due the later of (i) sixty days after the date the convertible debenture was issued or (ii) upon the lenders written demand for repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest into common shares of the Company at any time and from time to time prior to the maturity date on the basis of $0.70 per share for each dollar of principle and interest due and payable. The balance of $470,479 outstanding at 30 September 2007 consists of principle and unpaid accrued interest of $415,000 and $55,479 respectively.

470,479	436,887

769,384	736,755

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

6.       Due to Related Party

As at 30 September 2007, the amount in due to related party consists of $Nil (31 December 2006 - $2,298) payable to a director and shareholder of the Company. This balance is non-interest bearing, unsecured, and have no fixed terms of repayment.

7.       Related Party Transactions

During the nine month period ended 30 September 2007, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (30 September 2006 - $9,000, cumulative - $12,000) and $600 (30 September 2006 - $1,800, cumulative - $3,000) respectively. This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the nine month period ended 30 September 2007, the Company paid management fees of $92,500 to officers of the Company (September 2006 - $Nil).

8.       Capital Stock

Authorized

The total authorized capital consist of:
300,000,000 of common shares with par value of $0.001 50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

30 September 2007 the total issued and outstanding capital stock is 48,582,300 common shares with a par value of $0.001 per share.

During the nine month period ended 30 September 2007, 1,145,300 common shares were issued for debt of $22,907 (Note 5).

During the nine month period ended 30 September 2007, 1,437,000 common shares were issued for cash proceeds of $502,950.

Stock options

During the nine month period ended 30 September 2007, the Company granted 3,200,000 stock options entitling the holders to purchase up to 3,200,000 common shares of the Company for proceeds of $0.30 per common share expiring 14 June 2017.

A total of 2,400,000 of these stock options vested on the granted date of 14 June 2007. A total of 800,000 of these stock options vest on the followings dates:

Vesting date	Number of options

14 June 2008	400,000
14 June 2009	400,000

800,000

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

8.       Capital Stock, cont.

The following incentive stock options were outstanding at 30 September 2007 (Note 9):

	Exercise price	Number of options	Remaining contractual life (years)
	$

Options	0.30	3,200,000	9.70
		________

		3,200,000

9. Stock-Based Compensation

The following is a summary of stock based compensation activities during the period ended 30 September 2007:

	Number of shares	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2007	-	-

Granted	3,200,000	0.30
Exercised	-
Expired	-

Outstanding and exercisable at 30 September 2007	3,200,000	0.30

Weighted average fair value of options granted during the year		$ 0.26

The fair value of each option was estimated on the date of grant using Black-Scholes option-pricing model. The assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy the Company's stock with contractual terms closest to the expected life of options granted to employees, directors or consultants applying the guidance provided by SAB 107.

The following assumptions were used for the Black-Scholes valuation of stock options granted:

	30 September 2007	30 September 2006

Risk free interest rate	4.87%	-
Expected life	10 year	-
Annualized volatility	73%	-
Expected dividends	-	-

The total estimated fair value of these options was $833,380 ($0.26 per option). During the nine month period ended 30 September 2007, stock-based compensation of $625,035 has been recorded in the statement of operations with a corresponding amount recorded as contributed surplus in stockholders' equity.

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

10.     Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2007. There are no current or deferred tax expenses for the nine month period ended 30 September 2007 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 30 September 2007	For the three month period ended 30 September 2006
	$	$

Deferred tax asset attributable to:
Current operations	52,095	21,691
Contributions to capital by related party - expenses	-	(1,224)
Less: Change in valuation allowance	(52,095)	(20,467)

Net refundable amount	-	-

The composition of the Company's deferred tax assets as at 30 September 2007 and 31 December 2006 is as follows:

	As at 30 September 2007	As at 31 December 2006 (Audited)
	$	$

Net income tax operating loss carryforward	(507,728)	(207,308)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets
Tax loss carryforward	172,627	70,485
Less: Valuation allowance	(172,627)	(70,485)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2007, the Company has an unused net operating loss carryforward balance of approximately $507,728 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2028.

Nordic Nickel Ltd.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2007

11.     Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 30 September 2007	For the three month period ended 30 September 2007	For the three month period ended 30 September 2006
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the three months ended 30 September 2007 the Company accrued interest of $18,839 on convertible debentures (2006 - $20,908, cumulative - $107,291) (Note 5).

During the nine month period ended 30 September 2007, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (30 September 2006 - $9,000, cumulative - $12,000) and $600 (30 September 2006 - $1,800, cumulative - $3,000) respectively. This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital.

12.     Commitment

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended September 30, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended September 30, 2007 included in this quarterly report.

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

On June 27, 2006, we acquired a 100% interest in a mineral, oil and gas property located in St. Francis County, Arkansas for a cash payment of $642,006, pursuant to an oil and gas agreement we entered into on April 29, 2006 (the "Tombaugh Lease"). We have not yet determined whether this property contains any reserves that may be economically feasible. We are negotiating the sale of this property to allow us to focus on seeking business opportunities in relation to developing nickel deposits in Finland, Norway and Western Russia.

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

The Company approved a stock option plan on June 14, 2007, to grant up to 4,000,000 options to purchase stock at $0.30 per share, for a period of 10 years. The Company issued 3,200,000 of such stock options, of which 2,400,000 vest immediately, 400,000 will vest on June 14, 2008 and the remaining 400,000 will vest on June 14, 2009.

Plan of Operations

Since acquiring our interest under the Tombaugh Lease in June 2006, we have shifted our focus from the oil and gas sector to seeking business opportunities in relation to nickel deposits in selected Nordic regions. As such, we do not have any specific plans to explore the property underlying the Tombaugh Lease over the next 12 months and, in fact, we are negotiating the sale of this property. During the next 12 months, we intend to seek out and pursue possible merger or acquisition partners relating to exploration of nickel deposits in Nordic countries. We have had no revenues to date and as at September 30, 2007, we had cash and cash equivalents of $332,746 and a working capital deficit of $493,878. As such, we anticipate that we will need to obtain additional financing in order to pursue our current planned business objective of locating, and entering into, a merger or acquisition.

Results of Operations

We have not had any revenues from operations for the past two fiscal years. We had a net loss of $958,156 for the nine month period ended September 30, 2007 as compared to a net loss of $120,532 for the nine month period ended September 30, 2006. The increase in our net loss was primarily the result of stock based compensation of $625,035 during the quarter ended September 30, 2007 (nil for the nine months ended September 30, 2006); amortization of $32,100 for the nine months ended September 30, 2007 ($nil for the nine months ended September 30, 2006) with respect to the acquisition of our interest in oil and gas property under the Tombaugh Lease; $55,536 in interest payments on convertible debentures for the nine months ended September 30, 2007 ($33,680 for the nine months ended September 30, 2006); $35,475 in investor relations fees for the nine months ended September 30, 2007 ($nil for the nine months ended September 30, 2006); $94,067 in professional fees for the nine months ended September 30, 2007 ($48,846 for the nine months ended September 30, 2006), such increase due mainly to legal fees for general corporate matters; and $112,810 in management fees for the nine months ended September 30, 2007 ($9,000 for the nine months ended September 30, 2006). The increase in management fees is due primarily to the appointment of a new CEO and CFO who are actively seeking business opportunities in relation to nickel deposits in selected Nordic regions.

Liquidity and Capital Resources

At September 30, 2007, our only source of liquidity was our cash and cash equivalents in the amount of $332,746. At September 30, 2007, we had a working capital deficit of $493,878. Although we believe that our existing cash balance is sufficient for our near-term day-to-day operating needs, the extent to which such funds will be sufficient to meet our cash requirements for the next twelve months is subject to a number of uncertainties, the most important of which is our ability to locate a suitable business to enter into a merger or acquisition with in order to generate sufficient revenues and cash flows to support and continue operations.

On April 18, 2007 we completed a non-registered US$502,950 private equity financing by issuing 1,437,000 of our common shares at a price of $0.35 per share. On June 30, 2007, we settled certain indebtedness of the Company to two creditors of the Company in the amount of $22,906 through the issuance of 1,145,300 of our common shares at a deemed issuance price of $0.02 per share.

Operating Activities

Operating activities in the nine month periods ended September 30, 2007 and 2006 used cash of $195,378 and $84,578, respectively, which reflect our recurring operating losses.

Investing Activities

In the nine month period ended September 30, 2007, we did not engage in any investing activities. In the nine month period ended September 30, 2006, we acquired a 100% interest in the Tombaugh lease for an up front cash payment of $642,006.

Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, obtaining debt financing and through private placements of our stock. Financing activities in the nine month period ended September 30, 2007 provided net cash of $500,562 ($502,950 from the sale of common shares off set by $2,298 in amounts due to a related party). Financing activities in the in nine month period ended September 30, 2006 provided net cash of $745,000, including $665,000 with respect to convertible debentures and $80,000 from the sale of common shares.

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

Significant accounting policies used in the preparation of our financial statements are set forth in Note 2 to our unaudited financial statements for the nine month period ended September 30, 2007.

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

Item 3.                Default Upon Senior Securities.

None.

Item 4.                Submission of Matters to a Vote by Security Holders.

None.

Item 5.                Other Information.

None.

Item 6.                Exhibits.

The following exhibits are include with this Quarterly Report on Form 10-QSB:
Exhibit No.	Exhibit Description
3.1	Bylaws, as amended as of October 30, 2007
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORDIC NICKEL LTD.
By:	"Gary Artmont" Gary Artmont President, Chief Executive Officer and a director Date: November 13, 2007
"John W. Jardine" John W. Jardine Secretary, Treasurer, Chief Financial Officer and principal accounting officer Date: November 13, 2007

__________