Form 10KSB
period 2007-12-31
CONSTITUTION MINING CORP
filed 2008-04-15
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File: 000-49725

CONSTITUTION MINING CORP.
(Name of Small Business Issuer in its charter)

Nevada	88-0455809
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

6139 South Rural Road, Suite 103, Tempe, Arizona, 85283-2929
(Address of Principal Executive Offices including Zip Code)

(480) 820-5950
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15J(d) of the Exchange Act. ☐ ..

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES ☐ NO.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB: ☐ ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES ☒ NO.

The issuer's revenues for its most recent fiscal year: $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of April 10, 2008 was approximately $53,489,885.

The number of shares outstanding of the issuer's common stock as of April 14, 2008 was 50,462,156.

Transitional Small Business Disclosure Format: ☐ YES  ☒ NO.

__________

FORWARD-LOOKING STATEMENTS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of those terms or other comparable terminology. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such estimates, projections or other forward looking statements involve various risks and uncertainties and other factors, including the risks in the section titled "Risk Factors" below, that may cause our actual results, levels of activities, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform those statements to actual results.

__________

PART I

ITEM 1.             DESCRIPTION OF BUSINESS

History

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

On June 27, 2006, we acquired a 100% interest in a mineral, oil and gas property located on 1,426 hectares in St. Francis County, Arkansas for a cash payment of $642,006, pursuant to an oil and gas agreement we entered into on April 29, 2006 (the "Tombaugh Lease"), as disclosed in a Current Report we filed with the SEC on September 12, 2006 (the "September 2006 Current Report"). We have determined that, as a result of such transaction, we ceased to be a shell company as of April 29, 2006. We provided Form 10-SB disclosure required by Item 2.01 of Form 8-K in our September 2006 Current Report. However, we failed to provide Item 5.06 disclosure in such September 2006 Current Report that we ceased to be a shell company as a result of our entry into the Tombaugh Lease, and we inadvertently carried forward our designation as a shell company in our 10-QSB and 10-KSB filings made subsequent to the filing of our September 2006 Current Report. We provided Item 5.06 disclosure that we are no longer a shell company in a Current Report on Form 8-K that we filed with the SEC on January 24, 2008.

Name Changes

After acquiring our interest under the Tombaugh Lease in June 2006, we shifted our focus from the oil and gas sector to seeking business opportunities in relation to nickel deposits in selected Nordic regions. In order to better reflect the nature of our business focus, on March 9, 2007, we amended our Articles of Incorporation to change our name to "Nordic Nickel Ltd." We changed our name pursuant to a parent/subsidiary merger between us (as "Crafty Admiral Enterprises, Ltd.") and our wholly-owned non-operating subsidiary, Nordic Nickel Ltd., which we established for the purpose of effectuating this name change. In accordance with Section 92A.180 of the Nevada Revised Statutes, shareholder approval was not required to effectuate this merger and name change.

Subsequently, we decided to expand our exploration efforts beyond the Nordic region. As a result, on November 14, 2007, we amended our Articles of Incorporation to change our name to "Constitution Mining Corp." We changed our name pursuant to a parent/subsidiary merger between us (as Nordic Nickel Ltd.) and our wholly-owned non-operating subsidiary, Constitution Mining Corp., which we established for the purpose of effecting this name change. In accordance with Section 92A.180 of the Nevada Revised Statutes, shareholder approval was not required to effectuate this merger and name change.

Exploration Stage Company

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. There is no assurance that a commercially viable mineral deposit exists on the properties underlying our mineral property interests, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the property underlying our mineral property interests, and there is no assurance that we will discover one.

Our Acquisition of Mineral Property Interests

The Tombaugh Lease

As described above, on June 27, 2006, we acquired a 100% interest in a mineral, oil and gas property located on 1,426 hectares in St. Francis County, Arkansas for a cash payment of $642,006, pursuant to the Tombaugh Lease.

Effective January 18, 2008, our Board of Directors approved our entry into an Assignment and Assumption of Lease and Debt Agreement with Fayetteville Oil and Gas, Inc. ("Fayetteville"), Iberica Enterprises Inc. ("Iberica") and Montex Fayetteville, LLC ("Montex"), pursuant to which we assigned to Fayetteville (the "Assignment") all of our right, title and interest in and to the Tombaugh Lease. As consideration of the Assignment, Fayetteville assumed all of our obligations under the Tombaugh Lease and agreed to discharge all of our obligations thereunder. In addition, as further consideration of the Assignment, Fayetteville assumed all of our payment obligations, as of December 31, 2007, on a demand basis, under a certain Convertible Debenture Note previously entered into by us with Iberica (the "Iberica Note") as well as under a certain Convertible Debenture Note previously entered into by us with Montex (the "Montex Note"). As of December 31, 2007, the balance due under the Iberica Note was U.S.$306,378 (consisting of U.S.$250,000 in principal and unpaid interest of U.S.$56,378), and the balance due under the Montex Note was U.S.$482,241 (consisting of U.S.$415,000 in principal and unpaid interest of U.S.$67,241). As a result of Fayetteville's agreement to assume such payment obligations, each of Iberica and Montex have agreed to release us from any and all of our obligations under the Iberica and Montex Notes, respectively.

Atena Gold Project

Effective December 12, 2007, we entered into an assignment agreement dated December 12, 2007 with Proyectos Mineros S.A. ("PMSA") (formerly Recursos Maricunga S.A.) with respect to PMSA's right to explore and option to purchase certain mining properties in the Salta Province of Argentina, known as the Atena Gold Project. The Atena Gold property consists of an aggregate 3,676 hectares. The option has been granted to PMSA from Rio Tinto Mining & Exploration Ltd., Argentine Branch. Pursuant to the terms of our agreement with PMSA, PMSA has assigned to us all of PMSA's rights and obligations under the option, in consideration of:

  our issuance of 500,000 shares of capital stock to PMSA and paying to PMSA an amount of $60,000 on or before December 19, 2007 (we issued these shares subsequent to December 31, 2007, and PMSA has consented to extend the due date of the $60,000 payment);

  our incurring a minimum of $3,740,000 in work commitment expenditures on the Atena Gold Project and making additional issuances of 7,000,000 shares of our common stock to PMSA in accordance with the following schedule:

  $240,000 in expenditures plus a further issuance of 1,000,000 shares of our common stock on or before March 15, 2008 (PMSA has consented to extend the due date for this share issuance and outlay of expenditures);

  a further $500,000 in expenditures plus a further issuance of 2,000,000 shares of our common stock on or before March 15, 2009;

  a further $1,000,000 in expenditures plus a further issuance of 4,000,000 shares of our common stock on or before March 15, 2010; and

  a further $2,000,000 in expenditures on or before March 15, 2011.

We will acquire 100% of the option once we have completed our commitments, as set forth above, on or before March 15, 2011. Upon the completion of this acquisition, we will grant to PMSA a 1% net smelter returns royalty. The option grants us the exclusive possession of the Atena Gold Property for mineral exploration, together with the right to purchase the property upon exercise of the option. The option is subject to an additional 1% net smelter returns royalty in favour of the underlying titleholder.

Willem Fuchter, our President, Chief Executive Officer, Principal Executive Officer and a director, is the President of PMSA.

Cerro Amarillo Property

Effective January 8, 2008, we entered into an assignment agreement dated January 8, 2008 with PMSA with respect to PMSA's right to explore and option to purchase certain mining properties, known as the Cerro Amarillo Property, located in Departamento Malargue, Province of Mendoza, Argentina. The Cerro Amarillo Property consists of an aggregate 14,221 hectares. The option has been granted to PMSA from Mr. Jorge Daniel Bengoechea and Lydia Elena Espizua, the titleholders to the properties. Pursuant to the terms of our agreement with PMSA, PMSA has assigned to us all of PMSA's rights and obligations under the option, in consideration of:

  our issuing 300,000 shares of our capital stock to PMSA and paying to PMSA an amount of $10,000 on or before January 13, 2008;

  our incurring a minimum of $450,000 in work commitment expenditures on the Cerro Amarillo Property and making additional issuances of 2,100,000 shares of our common stock to PMSA in accordance with the following schedule:

  $200,000 in expenditures plus a further issuance of 300,000 shares of our common stock on or before January 8, 2009;

  a further $250,000 in expenditures plus a further issuance of 600,000 shares of our common stock on or before January 8, 2010;

  a further issuance of 600,000 shares of our common stock on or before January 8, 2011; and

  a further issuance of 600,000 shares of our common stock on or before January 8, 2012.

If we exercise the option to acquire 100% of the Cerro Amarillo Property, then we must issue an additional 3,000,000 shares of our common stock. The option is subject to a 1% net smelter returns royalty in favour of the underlying titleholders.

As indicated above, Willem Fuchter, our President, Chief Executive Officer, Principal Executive Officer and a director, is the President of PMSA.

Amira, Amira Norte and Esparta II Properties

Effective March 17, 2008, we entered into an assignment agreement dated March 17, 2008 with PMSA, whereby PMSA assigned to us PMSA's right to explore and option to purchase a 90% interest in three mining properties referred to as "Amira", "Amira Norte" and "Esparta II", located in the Province of Salta, Argentina. Pursuant to the terms of our agreement with PMSA, PMSA has assigned to us all of PMSA's rights and obligations under an option agreement by and between PMSA and the registered titleholder to the properties, Silvia Rene Rodriguez, in consideration of our recognizing to PMSA a 1% net smelter returns royalty. In order for us to keep our interest in good standing and to exercise the option to acquire a 90% interest in these properties, we must make the following payments to Ms. Rodriguez, as set forth in the underlying option agreement:

  US$75,000 by January 19, 2009;

  a further US$150,000 by January 19, 2010;

  a further US$200,000 by January 19, 2011; and

  a further US$1,000,000 by January 19, 2012, by means of which final payment the option to acquire a 90% interest in these properties will have been automatically exercised.

As indicated above, Willem Fuchter, our President, Chief Executive Officer, Principal Executive Officer and a director, is the President of PMSA.

Location of Mineral Property Interests

The following maps shows the general location of:

  the Atena Gold property interests (labeled Atena I and Atena II) and the Amira, Amira Norte and Esparta II property interests; and

  the Cerro Amarillo property interests.

Cateo
Atena II
Atena I
Cristalita
Esparta II
La Sarita II
Amira Norte
Amira
La Sarita I
Sarita Este
Sarita Sur
Cateo
0 2,500 5,000 Meters
Projects
Silvia R. Rodriguez
Projects
Amira
Amira Norte
Cristalita
Esparta II
La Sarita I
La Sarita II
Sarita Este
Sarita Sur
Rio Tinto Mining
Projects
Cateo
Atena I
Atena II
Cateo

Constitution Mining Corp.

Companies Properties

[

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Argentina and any other locations in which we may acquire mineral property interests in the future. Work permits, if needed, will be subject to review by the proper authorities.

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

Employees

Other than the officers and directors described in Item 9 of this report, we have four other significant employees, as identified in Item 9 of this report.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

On March 9, 2007 we merged with our wholly-owned non-operating subsidiary, Nordic Nickel Ltd., whereby we changed our name to Nordic Nickel Ltd. and this subsidiary ceased to exist as a separate entity. Subsequently, on November 14, 2007, we merged with our wholly-owned non-operating subsidiary, Constitution Mining Corp., whereby we changed our name to Constitution Mining Corp. and this subsidiary ceased to exist as a separate entity.

On March 4, 2008, our wholly-owned Argentine subsidiary, Constitution Mining SA, was registered with the General Inspection of Corporations in Argentina.

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

We have been inactive from July 2002 until our fiscal year ended December 31, 2006, and we did not acquire our current mineral property interests until the end of fiscal 2007 and the first quarter of fiscal 2008. As such, our ability to operate our business successfully remains untested. If we are successful in developing the properties that are the subject of our mineral property interests, we anticipate that we will retain any future earnings, if any, and other cash resources for the future operation and development of our business as appropriate. We do not currently anticipate declaring or paying any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of our board of directors, which will take into account many factors including our operating results, financial conditions and anticipated cash needs. For these reasons, we may never achieve profitability or pay dividends.

We have yet to attain profitable operations, and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $1,568,831 for the period from March 6, 2000 (inception) to December 31, 2007, and we have no revenues to date. At December 31, 2007, we had cash and cash equivalents of $54,642 and a working capital deficit of $754,444. As such, we will need to generate additional financial resources in order to continue operations and maintain our business during and beyond the next twelve months. If we are unable to obtain adequate additional financing, we will be required to curtail operations and exploration activities. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this annual report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period from incorporation to December 31, 2007.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We are in the initial stages of exploration of the properties underlying our mineral property interests, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of valuable minerals on the properties. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of minerals on the properties underlying our mineral property interests. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the properties underlying our mineral property interests that we plan to undertake. Problems such as unusual or unexpected formations, the inability to obtain suitable or adequate machinery, equipment or labour, and other risks involved in mineral exploration, often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan. In addition, any determination that any of the properties contain commercially recoverable quantities of ore may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economically viable. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that any of the properties can be commercially developed.

We will require significant additional financing in order to conduct exploration activities and assessment of the commercial viability of the properties underlying our mineral property interests. Even if we discover commercial reserves on any of the properties underlying our mineral property interests, we may not be able to successfully advance the property into commercial production.

The properties underlying our mineral property interests do not contain any known bodies of ore. Our business plan calls for significant expenditures in connection with the exploration of the properties. We will require additional financing in order to maintain our administrative costs for the next twelve months and to pursue exploration programs on the properties. We currently are in the exploration stage and have no revenue from operations. We currently do not have any arrangements in place for additional financing, and we may not be able to obtain financing on terms that are acceptable to us, or at all. If we are unable to obtain additional financing, we will not be able to pursue exploration activities and assessment of the commercial viability of the properties. Further, if we are able to establish that development of the properties is commercially viable, our inability to raise additional financing at that stage would result in our inability to place the properties into production and recover our investment.

Our exploration activities may not be commercially successful, which could lead us to abandon our plans to develop the properties underlying our mineral property interests and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of ore on the properties underlying our mineral property interests. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We may not discover or acquire any mineralized material in sufficient quantities on the properties underlying our mineral property interests to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of ore on the properties.

As we undertake exploration of the properties underlying our mineral property interests, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program.

We will be subject to the mining laws and regulations of the Republic of Argentina as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. We have only recently acquired our mineral property interests, and we have not yet fully determined the likely cost of compliance with such regulations. In addition, there is a risk that new regulations enacted from time to time could increase our time and costs of doing business.

If there is a defect with respect to title of our mineral property interests, our business may fail.

We have interests in certain mineral properties in Argentina, which interests consists of the right to explore with an option to purchase. Although we believe that we have taken all appropriate steps to determine that we have good title to interest to these interest, there is no guarantee that there are no defects with respect to title of the mineral property interests. The property may be subject to prior unregistered agreements or transfers, and title may be affected by undetected defects. If we do not have clear title to our mineral property interests, our business may fail and you may lose your entire investment in our common stock.

We are subject to risks inherent in the mineral extraction industry, and at present we do not have any insurance against such risks. Any losses we may incur that are associated with such risks may cause us to incur substantial costs which will have a material adverse effect upon our results of operations.

Any mineral exploration activities that we may undertake in the future will be subject to risks normally encountered in such industry. Exploration for, and extraction of, minerals is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labour disputes, unusual or unexpected geological conditions, pressures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. At the present we do not intend to obtain insurance coverage and even if we were to do so, such insurance may not be available at all or at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies engaged in mineral exploration and extraction on acceptable terms. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations. Such costs could potentially exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in our common stock.

Because of the fiercely competitive nature of the mining industry, we may be unable to maintain or acquire attractive mining properties on acceptable terms, which will materially affect our financial condition.

The mining industry is competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, precious and base metals. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition could be materially adversely affected.

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

Risks related to our common stock

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our common stock will be subject to the "Penny Stock" Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our stock is quoted on the OTC Bulletin Board of FINRA, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

In addition to the "penny stock" rules promulgated by the SEC, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer when recommending the investment to that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

item 2.             description of property

We have interests to explore, and options to purchase, the following mineral properties, as more fully described in Item 1 above:

  The Atena Gold property, consisting of an aggregate 3,676 hectares located in Salta Province, Argentina.

  The Cerro Amarillo property, consisting of an aggregate 14,221 located hectares located in Departamento Malargue, Province of Mendoza, Argentina.

  The Amira, Amira Norte and Esparta II properties located in the Province of Salta, Argentina.

Our executive offices are located at 6139 South Rural Road, Suite 103, Tempe, Arizona, 85283-2929.

Item 3.             legal proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.             submission of matters to a vote of security holders

None.

PART II

ITEM 5.             Market for common equity and related stockholder matters and small business issuer Purchases of equity securities

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol "CMIN.OB". The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low bid prices relating to our common stock for the periods indicated, as provided by FINRA's OTCBB. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2007	$1.04	$0.46
September 30, 2007	$0.47	$0.19
June 30, 2007	$0.57	$0.25
March 31, 2007	$0.59	$0.35
December 31, 2006	$0.70	$0.13
September 30, 2006	$0.70	$0.51
June 30, 2006	$1.25	$0.60
March 31, 2006	$1.25	$0.01

Holders of Our Common Stock

As of April 14, 2008 we had 62 registered holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information relating to our equity compensation plans as of December 31, 2007:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	Nil	Nil	Nil
Equity compensation plans not approved by securityholders (2007 Stock Incentive Plan)	3,200,000(1)	$0.30	800,000(1)
Totals:	3,200,000(1)	$0.30	800,000(1)

(1) This table provides information as of December 31, 2007. As described below, our 2007 Stock Incentive Plan was amended by our board of directors in February 2008. As a result of such amendment, the total number of securities available for issuance under the plan is 10,000,000 (as compared to 4,000,000 under the plan as of December 31, 2007).

In August 2007, our Board of Directors adopted our 2007 Stock Incentive Plan, which was subsequently amended in February, 2008. The following summary of the plan, as amended, is not complete and is qualified in its entirety by reference to the plan, a copy of which is incorporated by reference as an exhibit hereto.

Under the terms of the plan, an aggregate of 10,000,000 shares (4,000,000 shares under the plan as originally approved in August 2007) of our common stock may be granted to our directors, officers, employees and consultants in the form of options, stock appreciation rights, restricted stock, units or other similar rights. The maximum number of shares that maybe granted to any eligible participant in any calendar year cannot exceed 5,000,000 shares. The plan is administered by a committee consisting of two or more independent directors that have exclusive power and authority over the plan, including in respect of, among other things: (i) interpreting the plan, (ii) determining eligible participants, and (iii) determining the extent of awards made under the plan, and the terms and conditions thereof and the agreements relating to the awards made. The determinations of the plan administrator shall be conclusive and binding.

Purchases of Equity Securities

No repurchases of our common shares were made by or on behalf of us or any "affiliated purchaser", as defined in Exchange Act Rule 10b-18(a)(3) during the fourth quarter of our fiscal year ended December 31, 2007.

ITEM 6.             management's discussion and analysis or plan of operations

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our audited financial statements as at and for the two years ended December 31, 2007 and the section entitled "Description of Business" included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Description of Business - Risk Factors" and elsewhere in this annual report.

Plan of Operations

Our plan of operations within the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary:

1.     In accordance with the terms of the assignment agreements pursuant to which we acquired our mineral property interests, we plan to incur the following exploration costs with respect to our mineral property interests over the next twelve months:

  $800,000 in expenditures by March 15, 2009 with respect to the Atena Gold property;

  $200,000 by January 8, 2009 with respect to the Cerro Amarillo property; and

  $75,000 by January 19, 2009 with respect to the Amira, Amira Norte and Esparta II properties.

2.     We anticipate spending approximately $4,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $48,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $1,075,000. As at December 31, 2007, we had cash and cash equivalents of $54,642 and a working capital deficit of $754,444. As such, our ability to make our planned exploration expenditures and to pay for our general administrative expenses will be subject to us obtaining additional financing.

During the 12 month period following the date of this report we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue our exploration program, we will be forced to abandon our mineral property interests and our business will fail.

We may consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying our mineral property interests. We have not undertaken any efforts to locate a joint venture participant. Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral property interests to the joint venture participant.

Results of Operations

We have not had any revenues from operations for the past two fiscal years. We had a net loss of $1,218,721 for the year ended December 31, 2007 as compared to a net loss of $289,343 for the year ended December 31, 2006. The increase in our net loss was primarily the result of $625,035 in stock-based compensation in 2007 (2006 - $Nil), management fees of 132,500 in 2007 (2006 - $12,000) and professional fees of $182,793 in 2007 (2006 - $68,025).

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of $54,642 (2006 - $27,472) and a working capital deficit of $754,444 (2006 - $719,314). Although we believe that our existing cash balance is sufficient for our near-term day-to-day general administrative expenses, we will require additional financing in order to pursue our planned exploration as outlined under "Plan of Operations" above.

Cash Used in Operating Activities

Operating activities in the year ended December 31, 2007 and 2006 used cash of $484,870 and $93,053 respectively, which reflect our recurring operating losses.

Cash Used in Investing Activities

In the year ended December 31, 2007, we did not use cash in investing activities. In the year ended December 31, 2006, we used $642,006 in investing activities to purchase our interest under the Tombaugh Lease.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, obtaining debt financing and through private placements of our stock. Financing activities in the year ended December 31, 2007 provided cash of $512,040 ($502,950 of which was from the sale of our common stock). Financing activities in the year ended December 31, 2006 provided cash of $745,000 ($80,000 from the sale of our common stock and $665,000 from the issuance of convertible debentures).

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

Significant accounting policies used in the preparation of our financial statements are set forth in Note 2 to our financial statements for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.             financial statements

Our audited financial statements as of December 31, 2007 and December 31, 2006 and the related notes to such financial statements are filed as part of this annual report and are incorporated by reference in this Item 7.

ITEM 8.             Change in and disagreements with accountants on accounting and financial disclosure

We have had no changes in or disagreements with our accountants on accounting and financial disclosure.

ITEM 8A(T).      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer, Willem Fuchter, and our Principal Financial Officer, Kenneth Phillippe, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an evaluation under the COSO framework, our management identified no material weaknesses in our internal control over financial reporting as of December 31, 2007. (A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.) Management has concluded that we maintained effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control--Integrated Framework issued by COSO.

This annual report does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.           Other information

None.

PART III

ITEM 9.             Directors, executive officers, promoters, control persons and corporate governance; compliance with section 16(a) of the Exchange act

Directors and Executive Officers

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Office Held
Willem Fuchter	55	President, Chief Executive Officer, Principal Executive Officer and Director
Daniel Hunter	49	Chief Operating Officer and Director
Pat Gorman	54	Director and Chairman of the Board
Hernan Zaballa	42	Director and Vice President (not an executive officer position)
Gary J. Artmont	58	Director
Harold Gershuny	60	Director
Duncan Large	59	Director
Roger Buri	66	Director
Kenneth Phillippe	56	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer

The following describes the business experience of each of our directors and executive officers:

Willem Fuchter. Willem Fuchter, Ph.D., P. Geo., has served as our President, Chief Executive Officer, Principal Executive Officer and a Director since January 10, 2008. Dr. Fuchter has over twenty years of experience in the exploration and mining industry. From 2004 to present, Dr. Fuchter has served as an independent consultant to various mining companies in Argentina, Brazil, Chile, Ecuador, Peru and Venezuela. From 2002 to 2004, Dr. Fuchter served as a project manager and coordinator of a gold generative program for the Ivanhoe Group of Companies in China. Dr. Fuchter was the co-founder and director of OreGalore Inc., where he worked from 2000 to 2002. Previously, Dr. Fuchter served in executive and managerial positions at a number of mining companies with operations in South America, Africa and Canada. Dr. Fuchter earned a Ph.D. from Queen's University, Kingston, Canada, and is a member of the Association of Professional Geoscientists of Ontario. Dr. Fuchter has served on the Board of Directors of a number of non-reporting companies in the exploration and mining industry.

Daniel Hunter. Mr. Hunter has served as a Director since October 30, 2007 and as our Chief Operating Officer since November 14, 2007. Mr. Hunter has been actively involved in both financing and building private and public companies for more than 25 years. He spent the first 20 years of his professional career as a securities broker specializing in structured financings for junior and intermediate sized mining companies. At the time of his decision to retire from the securities industry in 1998, Mr. Hunter was a securities broker with Canaccord Capital, Canada's largest independent brokerage firm. Since March of 2005, he has served as a director, past Chief Executive Officer and past Chief Operating Officer of Colombia Goldfields Ltd, a public company actively exploring for gold and consolidating a known gold deposit in the Republic of Colombia, South America. Mr. Hunter has served as a director of Finmetal Mining Ltd., a reporting company, since September 18, 2006, and he has served as Chairman, Chief Executive Officer, Principal Executive Officer of FinMetal Mining Ltd. since October 25, 2006.

Pat Gorman. Mr. Gorman has served as a Director and Chairman of the Board since November 20, 2007. For the last ten years, Mr. Gorman has served as President of his private company, Resource Consultants Inc., a family owned and operated precious metals, hard-money assets brokerage firm. Mr. Gorman is the author of "The Value of Honest Money," an investment book that offers capital preservation and wealth building strategies. Mr. Gorman also writes a newsletter outlining precious metals strategies within the context of domestic/global economic and political realities. For 18 years he has hosted an internet-based talk radio show called "Hard Money Watch." Mr. Gorman is also the host to boutique-style investment conferences held in Tempe, Arizona. Mr. Gorman has recently released a new book entitled "The Personal Responsibility Handbook: The Power of You." Mr. Gorman does not serve on as a director of any other public companies.

Hernan Zaballa. Mr. Zaballa has served as a Director and as a Vice President of our company since December 20, 2007. Mr. Zaballa has worked in the law firm of Brons & Salas, located in Buenos Aires, Argentina since 1994 and became a partner in 2002. He practices in the areas of administrative law; privatizations; customs laws; oil, gas and mining; and finance law. Mr. Zaballa has served as Associate Professor of Administrative Law, Universidad del Museo Social Argentino from 1994 to present and as Associate Professor of Natural Resources Law at such university from 1995 to present. In 1996, Mr. Zaballa served as Associate Professor of Postgraduate Courses at the Universidad de Buenos Aires. From 1989 to 1993, Mr. Zaballa served as Legal Counsel to the United Nations Development Program. Mr. Zaballa obtained his LL.B. from the Universidad del Museo Social Argentino in 1989 and was admitted to the Bar in Argentina that same year. Mr. Zaballa is member of the Buenos Aires Bar Association.

Gary J. Artmont. Mr. Artmont has served on our Board of Directors since September 7, 2007. Previously, he served as our President, Chief Executive Officer and Principal Executive Officer from September 7, 2007 to January 10, 2008. Prior to that, he served as our Vice President, Exploration, from March 13, 2007 until September 7, 2007. In the late 1990s, as Indonesian-based chief geologist for Freeport-McMoRan, Mr. Artmont was responsible for the management and coordination of a large helicopter-supported regional reconnaissance program. His duties included coordinating 600 field staff, 55 geologists and 7 contracting groups, budget formulation and data evaluation. During his tenure, in excess of 120,000 meters of drilling was completed on 17 prospect areas. In the mid-2000s, Mr. Artmont evaluated acquisition opportunities in Eastern Europe, South America, Southeast Asia and Mongolia. His work focused on a wide range of commodities including copper, iron, coal and nickel. During his career, Mr. Artmont has conducted over 150 site visits to producing mines located throughout the world. Mr. Artmont was a director of Pac Rim (PRL) from 2000 to 2006. This company is currently delisted, and Mr. Artmont is not a director or officer of any other reporting company.

Harold Gershuny. Mr. has served on our Board of Directors since May 15, 2007. Mr. Gershuny brings significant experience to our Board. For over twenty years, he has served as a corporate director and in management roles with a focus on structure, capital acquisition and financial responsibility for early-stage companies. Currently, Mr. Gershuny is the president and sole director of Jomtien Commercial Investments Limited, a private firm that has raised exploration funds for, and invested in, several TSX Venture Exchange listed mining companies. He is the also the president and a director of Teerak Resources Ltd. and 695012 BC Limited, two private firms that are seeking opportunities in the mining sector. In December 2006, Mr. Gershuny was elected a director of Dentonia Resources Ltd., a diamond, molybdenum and gold exploration company listed on the TSX Venture Exchange. From November 2001 through January 2007, Mr. Gershuny served as the founding president and a director of Pan-Nevada Gold Corporation, a TSX Venture Exchange listed company. At Pan-Nevada, Mr. Gershuny was responsible for setting the corporate strategy of the firm, raising initial financings, and hiring a qualified mining executive to build, and then lead, an exploration team focusing on gold in Nevada. In addition, he served as Pan-Nevada's Chief Financial Officer from 2002 through October 2006.

Duncan Large. Dr. Large has served on our Board of Directors since June 14, 2007. Dr. Large has over thirty years experience advising mining companies with a focus on industrial metals. Most recently, from 2004 through 2006, he served as exploration manager and consulting geologist in Europe for Eurasian Minerals Inc., a TSX Venture Exchange listed company. In this role, Dr. Large had responsibility for managing all aspects of mineral exploration programs, identifying exploration opportunities and establishing local offices in southeastern Europe. From 2001 through 2003, Dr. Large served as chief geologist and consulting geologist for the Directorate of Mines and Minerals, Prishtinë, Kosovo, with responsibility for developing and implementing licensing procedures, advising on mining law and compiling geological information.  Dr. Large is a graduate in geology of the University of Oxford (B.Sc.), Imperial College, London (M.Sc.) and the Technical University of Braunschweig (Ph.D.), and is registered as a Chartered Engineer by the Engineering Council (UK) and as a European Geologist (Eur. Geol.) by the Federation of European Geologists. Dr. Large has published numerous scientific papers and has served on the Editorial Board of Economic Geology and on the Council of the Society of Economic Geologists, USA.

Roger Buri. Roger Buri was appointed as a member of our Board of Directors on April 14, 2008. Mr. Buri has over forty years of experience in the banking industry. Although Mr. Buri retired from full time employment in September 2003, since that time he has continued to work with former clients from time to time in cooperation with his most recent employer, Banca del Gottardo (Zurich) or other institutions. From October 1991 to August 2003, Mr. Buri was an investment and portfolio manager and a member of management at Banca del Gottardo in Zurich, Switzerland. From 1988 to 1991, he served as an investment and portfolio manager and a member of management at Bank Innova Zurich AG, which was taken over by Banca del Gottardo in October 1991. From 1981 to 1987, Mr. Buri was an investment and portfolio manager and member of management of MM. Hottinger & Cie., Zurich (private bankers). From 1976 to 1981, Mr. Buri was head of the private banking department of Ufitec SA Union Financière, Zurich. Prior to that, dating back to the early 1960s, Mr. Buri was employed in various capacities at a number of financial institutions, including Banque Romande, Geneva (today Banca della Svizzera Italiana/Generali Insurance) and Banque Populaire Suisse.

Kenneth Phillippe. Mr. Phillippe has served as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer since December 13, 2007. Mr. Phillippe is a Chartered Accountant with over 25 years experience working with public companies in the capacities of director, officer, financial advisor or consultant. Mr. Phillippe obtained a Bachelor of Commerce degree from the University of British Columbia in 1976. He articled with Thorne Riddell (now KPMG) and obtained his professional accounting designation in 1981. In 1982 Mr. Phillippe established his own accounting practice. Between February 2000 and August 2005 he served in various positions including director, officer and chair of the audit committee of MDX Medical Inc., a Vancouver-based medical device company. Between January and December 2006 Mr. Phillippe served as chief financial officer of Columbia Goldfields Ltd., a junior gold mining company that is a reporting company under the Exchange Act. Since March 2006 Mr. Phillippe has served as Chief Financial Officer of Exchequer Resource Corp. (TSX-V (NEX)). Since October 2006, Mr. Phillippe has served as Chief Financial Officer and Secretary of Bold Ventures Inc., which was listed on the TSX-V on October 29, 2007. In addition, Mr. Phillippe has served as the Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer of FinMetal Mining Ltd., a reporting company under the Exchange Act, since October 2006.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they resign or are removed from the board in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees

Other than our executive officers listed above, we have the following significant employees:

  David Smith. Since November 20, 2007, David Smith has served as our Vice President of Corporate Communications, a non-executive officer position. Mr. Smith is a writer and editor on issues of freedom and hard-money investing. He has written articles for several hard-money oriented investment publications, and is currently co-authoring a text dealing with investing strategies for precious metals. He serves as a consultant to several resource sector companies. In 2003, Mr. Smith served as a secondary education instructor for the Tumwater School District in Washington State. From 2004 to present, Mr. Smith has been a contributor to "The Morgan Report" and has served as a part-time instructor for the University of Phoenix and Washington Online/Grays Harbor College. From 2005 to present, Mr. Smith has served as President of The Write Doctor, Inc., as a senior writer for the "Free Market News", and as an instructor for Insight Schools in Washington State.

  Dr. Miles Worsley. Since January 31, 2008, Dr. Miles Worsley has served as our Vice President of Explorations, a non-executive officer position. Since 1966, Dr. Worsley has pursued a career with major gold and silver mining companies. He has served as Chief Geologist with Ivanhoe Mines Ltd., Director of Ivanhoe Hereward Ventures EOD (Bulgaria) and General Manager of Ivanhoe Ventures Mining (Serbia). He currently offers his expertise to a number of private exploration companies around the world. Dr. Worsley holds a PhD in practical and applied geology of epithermal gold deposits. He is a member of the Society of Economic Geologists and a Member of the Australian Institute of Geoscientists.

  Michael J. Schaefer. Since January 31, 2008, Michael Schaefer has served as our Chief Technology Officer, a non-executive officer position. Mr. Schaffer is a mining analyst and geologist who has worked for a number of mining companies around the world, including Noranda Exploration, Inc. and AMAX Exploration Inc., with a focus on gold and silver. At Noranda Exploration, Inc., Mr. Schaefer served both as a district geologist and senior geologist, managing Noranda's western U.S. exploration efforts. At AMAX Exploration Inc., he served as a contract geologist, conducting gold exploration in Montana and Idaho.

  Robert Séguin. Since January 31, 2008, Robert Séguin has served as our Vice President of Finance (Europe). Mr. Séguin brings with him over 20 years of international financial experience, having served at JP Morgan, Bank of Tokyo and brokerage firms in Milan, London, Geneva and Canada. His work for strategic management was recognized by the Canadian government with his appointment to officially represent the Canadian Biotechnology sector in Europe. With a specialization in start-up companies, Mr. Séguin focuses on business development and generating increased revenue and profitability through targeted communication, marketing and salesmanship.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2007 all such filing requirements applicable to our officers and directors were complied with.

Code of Ethics

To date our Board of Directors has not adopted a code of ethics applicable to our principal executive officer, our principal financial officer, our principal accounting officer or controller, or persons performing similar functions. We have not done so because we only recently became active after a period of inactivity from July 2002 until our fiscal year ended December 31, 2006. Our Board of Directors intends to consider and adopt a code of ethics in the near future.

Audit Committee

Our Board of Directors currently acts as our Audit Committee. Our audit committee financial expert is Roger Buri, who is an independent director.

Item 10.           Executive compensation

Compensation of Executive Officers

The table below summarizes all compensation awarded to, earned by or paid to our executive officers for all services rendered in all capacities to us during our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Willem Fuchter President & CEO (1)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Daniel Hunter Chief Operating Officer (2)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Kenneth Phillippe Secretary, Treasurer and CFO (3)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
James MacKenzie Former President & CEO (4)	2007	Nil	Nil	Nil	195,323	Nil	Nil	55,000	250,323
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
John Jardine Former Secretary, Treasurer & CFO (5)	2007	Nil	Nil	Nil	195,323	Nil	Nil	55,000	250,323
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Gary Artmont Former President & CEO (6)	2007	Nil	Nil	Nil	58,597	Nil	Nil	22,500	81,097
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lawrence Siccia Former President (7)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)   Mr. Fuchter did not become an executive officer until January 10, 2008.

(2)   Mr. Hunter became an executive officer on November 14, 2007.

(3)   Mr. Phillippe became an executive officer on December 13, 2007.

(4)   Mr. MacKenzie served as an executive officer from February 9, 2007 until his resignation as an executive officer on September 7, 2007. The option awards reported in this table were subsequently cancelled in February 2008.

(5)   Mr. Jardine served as an executive officer from February 20, 2007 until his resignation as an executive officer on December 13, 2007. The option awards reported in this table were subsequently cancelled in February 2008.

(6)   Mr. Artmont served as an executive officer from September 7, 2007 until his resignation as an executive officer on January 10, 2008. The option awards reported in this table were subsequently cancelled in February 2008.

(7)   Mr. Siccia served as an executive officer during our fiscal year 2006 and in fiscal year 2007 until his resignation as an executive officer on February 9, 2007.

The following table sets forth information relating to options held by our executive officers as at December 31, 2007:

Outstanding Equity Awards at Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Under- lying Unexercised Options (#) Exerciseable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-ciseable	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Willem Fuchter(1)	Nil	Nil	Nil	N/A	N/A	N/A	N/A	N/A	N/A
Daniel Hunter(2)	Nil	Nil	Nil	N/A	N/A	N/A	N/A	N/A	N/A
Kenneth Phillippe(3)	Nil	Nil	Nil	N/A	N/A	N/A	N/A	N/A	N/A
James MacKenzie(4)	1,000,000	Nil	Nil	$0.30	August 3, 2017	N/A	N/A	N/A	N/A
John Jardine(5)	1,000,000	Nil	Nil	$0.30	August 3, 2017	N/A	N/A	N/A	N/A
Gary Artmont(6)	100,000	200,000	Nil	$0.30	August 3, 2017	N/A	N/A	N/A	N/A
Lawrence Siccia(7)	Nil	Nil	Nil	N/A	N/A	N/A	N/A	N/A	N/A

(1)   Mr. Fuchter did not become an executive officer until January 10, 2008.

(2)   Mr. Hunter became an executive officer on November 14, 2007.

(3)   Mr. Phillippe became an executive officer on December 13, 2007.

(4)   Mr. MacKenzie served as an executive officer from February 9, 2007 until his resignation as an executive officer on September 7, 2007. The option awards reported in this table were subsequently cancelled in February 2008.

(5)   Mr. Jardine served as an executive officer from February 20, 2007 until his resignation as an executive officer on December 13, 2007. The option awards reported in this table were subsequently cancelled in February 2008.

(6)   Mr. Artmont served as an executive officer from September 7, 2007 until his resignation as an executive officer on January 10, 2008. Mr. Artmont agreed to the cancellation of the options on February 4, 2008. The option awards reported in this table were subsequently cancelled in February 2008.

(7)   Mr. Siccia served as an executive officer during our fiscal year 2006 and in fiscal year 2007 until his resignation as an executive officer on February 9, 2007.

Director Compensation

The following table sets forth information relating to compensation paid to our directors in the fiscal years ended December 31, 2007:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards (5) ($)	Option Awards (5) ($)	Non-Equity Incentive Plan Compen-sation Earnings ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Willem Fuchter (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Daniel Hunter (2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Pat Gorman (3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Hernan Zaballa (4)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Gary Artmont (5)	Nil	Nil	300,000	Nil	Nil	Nil	Nil
Harold Gershuny (6)	Nil	Nil	300,000	Nil	Nil	Nil	Nil
Duncan Large (7)	Nil	Nil	300,000	Nil	Nil	Nil	Nil
Howard Lahti (8)	Nil	Nil	300,000	Nil	Nil	Nil	Nil
Lawrence Siccia (9)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
James MacKenzie (9)	Nil	Nil	1,000,000	Nil	Nil	Nil	Nil

(1)   Mr. Fuchter did not become a director until January 10, 2008.

(2)   Mr. Hunter became a director on October 30, 2007.

(3)   Mr. Gorman became a director on November 20, 2007.

(4)   Mr. Zaballa became a director on December 20, 2007.

(5)   Mr. Artmont has served as a director since September 7, 2007. The option awards listed in this table are the same option awards as listed in the Summary Compensation Table for executive officers listed above. As such, Mr. Artmont has a fully vested option to purchase 100,000 shares at an exercise price of $0.30, expiring on August 3, 2017. In addition, Mr. Artmont has the following unvested options to purchase 200,000 shares at an exercise price of $0.30, expiring on August 3, 2017: (i) vesting as to 100,000 shares on August 3, 2008 and (ii) vesting as to the remaining 100,000 shares on August 3, 2009. However, Mr. Artmont agreed to cancellation of these options in February 2008.

(6)   Mr. Gershuny has served as a director since May 15, 2007. Mr. Gershuny has a fully vested option to purchase 100,000 shares at an exercise price of $0.30, expiring on August 3, 2017. In addition, Mr. Gershuny has the following unvested options to purchase 200,000 shares at an exercise price of $0.30, expiring on August 3, 2017: (i) vesting as to 100,000 shares on August 3, 2008 and (ii) vesting as to the remaining 100,000 shares on August 3, 2009. However, Mr. Gershuny agreed to cancellation of these options in February 2008.

(7)   Dr. Large has served as a director since June 14, 2007. Dr. Large has a fully vested option to purchase 100,000 shares at an exercise price of $0.30, expiring on August 3, 2017. In addition, Dr. Large has the following unvested options to purchase 200,000 shares at an exercise price of $0.30, expiring on August 3, 2017: (i) vesting as to 100,000 shares on August 3, 2008 and (ii) vesting as to the remaining 100,000 shares on August 3, 2009. However, Dr. Large agreed to the cancellation of these options in February 2008.

(8)   Mr. Lahti served as a director from May 24, 2007 until his resignation on November 14, 2007. Mr. Lahti has a fully vested option to purchase 100,000 shares at an exercise price of $0.30, expiring on August 3, 2017. In addition, Mr. Lahti has the following unvested options to purchase 200,000 shares at an exercise price of $0.30, expiring on August 3, 2017: (i) vesting as to 100,000 shares on August 3, 2008 and (ii) vesting as to the remaining 100,000 shares on August 3, 2009. However, Mr. Lahti agreed to the cancellation of these options in February 2008.

(9)   Mr. Siccia served as a director throughout our 2007 fiscal year until his resignation on November 14, 2007.

(10)  Mr. MacKenzie served as a director throughout our 2007 fiscal year, and resigned as a director on January 10, 2008. The option awards listed in this table are the same option awards as listed in the Summary Compensation Table for executive officers listed above. As such, they are fully vested, have an exercise price of $0.30 per share, and expire on August 3, 2017. However, Mr. MacKenzie agreed to the cancellation of these options in February 2008.

Stock Incentive Plan

As described above in Item 5 of this annual report, in August 2007, our Board of Directors adopted our 2007 Stock Incentive Plan, which was subsequently amended in February, 2008. The following summary of the plan, as amended, is not complete and is qualified in its entirety by reference to the plan, a copy of which is incorporated by reference as an exhibit hereto.

Under the terms of the plan, an aggregate of 10,000,000 shares (4,000,000 shares under the plan as originally approved in August 2007) of our common stock may be granted to our directors, officers, employees and consultants in the form of options, stock appreciation rights, restricted stock, units or other similar rights. The maximum number of shares that maybe granted to any eligible participant in any calendar year cannot exceed 5,000,000 shares. The plan is administered by a committee consisting of two or more independent directors that have exclusive power and authority over the plan, including in respect of, among other things: (i) interpreting the plan, (ii) determining eligible participants, and (iii) determining the extent of awards made under the plan, and the terms and conditions thereof and the agreements relating to the awards made. The determinations of the plan administrator shall be conclusive and binding.

Employment Agreements

We do not have employment agreements with or our executive officers or with any of our directors.

Item 11.           security ownership of certain beneficial owners and management and related stockholder matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 14, 2008 by: (i) each person (including any group) known to us to own more than 5% of our shares of common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our officers and directors as a group. To our knowledge, each holder listed possesses sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner(2)	Percentage of class(3)
Officers and Directors:
Common Stock	Willem Fuchter	Nil	Nil
Common Stock	Daniel Hunter	Nil	Nil
Common Stock	Pat Gorman	Nil	Nil
Common Stock	Hernan Zaballa	Nil	Nil
Common Stock	Gary Joseph Artmont	Nil	Nil
Common Stock	Harold Gershuny	Nil	Nil
Common Stock	Duncan Large	Nil	Nil
Common Stock	Roger Buri	Nil	Nil
Common Stock	Kenneth Phillippe	Nil	Nil
Common Stock	All executive officers and directors as a group (nine persons)	Nil	Nil
Other 5% Stockholders:
Common Stock	-	-	-

(1)   The address of our officers and directors is our company's address, which is 6139 South Rural Road, Suite 103, Tempe, Arizona, 85283-2929.

(2)   Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)   Based on 50,462,156 shares of our common stock issued and outstanding as of April 14, 2008.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or by-laws, the operation of which may at a subsequent date result in a change of control of our company.

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

As indicated above in Item 1 of this annual report, we entered into three separate assignment agreements with Proyectos Mineros S.A. ("PMSA") (formerly Recursos Maricunga S.A.), with respect to PMSA's right to explore and option to purchase (i) the Atena Gold property, (ii) the Cerro Amarillo property, and (iii) the Amira, Amira Norte and Esparta II properties. As further indicated in Item 1 above, Willem Fuchter, our President, Chief Executive Officer, Principal Executive Officer and a director, is the President of PMSA. Our management believes that these agreements were on no less favorable terms than could have been obtained from an unaffiliated third party.

ITEM 13.           Exhibits
Exhibit No.	Description of Exhibit
3.1 (1)	Articles of Incorporation
3.2 (2)	Articles of Merger effective March 9, 2007
3.3	Articles of Merger effective November 14, 2007
3.4 (3)	Bylaws, as amended as of October 30, 2007
10.1 (4)	Assignment Agreement, dated effective December 12, 2007, between Proyectos Mineros S.A and Constitution Mining Corp. regarding Atena Gold Property
10.2 (5)	Assignment Agreement, dated effective January 8, 2008, between Proyectos Mineros S.A. and Constitution Mining Corp. regarding Cerro Amarillo Property
10.3 (6)	Assignment and Assumption of Lease and Debt Agreement, dated effective January 18, 2008
10.4 (7)	Assignment Agreement, dated effective March 17, 2008, between Proyectos Mineros S.A. and Constitution Mining Corp., regarding the Amira, Amira Norte and Esparta II Properties
10.1	2007 Stock Incentive Plan, as amended February 2008
21.1	Subsidiaries of the Company
	Name of Subsidiary	Jurisdiction of Incorporation	Percentage Ownership
	Constitution Mining Argentina SA	Argentina	100%
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1)   Previously filed with the SEC as an exhibit to our Registration Statement on Form 10-SB12G, as filed with the SEC on May 6, 2003.

(2)   Previously filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the SEC on April 10, 2007. These Articles of Merger, filed with the Nevada Secretary of State on March 1, 2007, amended our Articles of Incorporation to change our name to "Nordic Nickel Ltd." effective March 9, 2007.

(3)   Previously filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007, as filed with the SEC on November 13, 2007.

(4)   Previously filed with the SEC as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2007.

(5)   Previously filed with the SEC as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 10, 2008.

(6)   Previously filed with the SEC as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 24, 2008.

(7)   Previously filed with the SEC as an exhibit to our Current Report on Form 8-K, as filed with the SEC on March 21, 2008.

ITEM 14.           Principal accountant fees and services.

The following table sets forth information regarding the amount billed to us by our independent auditors in the fiscal periods indicated for the following fees and services:

	Fiscal year ended December 31, 2007	Fiscal year ended December 31, 2006
Audit Fees:	$5,988.11	$2,650
Audit Related Fees:	6,400.17	Nil
Tax Fees:	Nil	Nil
All Other Fees:	Nil	Nil
Total:	$12,388.28	$2,650

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit related services, tax services and other services. Pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultants. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provide to us in the past two fiscal years.

__________

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

James Stafford

James Stafford, Inc.*
Chartered Accountants*
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Constitution Mining Corp. (formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)

We have audited the balance sheets of Constitution Mining Corp. (formerly Nordic Nickel Ltd.) as of 31 December 2007 and 2006 and the related statements of loss and comprehensive loss, cash flows and changes in stockholders' equity for each of the years ended 31 December 2007, 2006 and 2005 and for the period from the date of inception on 6 March 2000 through 31 December 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2007 and 2006 and the results of its operation for each of the years ended 31 December 2007, 2006 and 2005 and for the period from the date of inception on 6 March 2000 to 31 December 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	/s/ "James Stafford" Chartered Accountants
1 April 2007

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

/S/         Clyde Bailey P.C.

San Antonio, Texas
February 6, 2004

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
As at 31 December
	2007	2006
	$	$
Assets

Current
Cash and cash equivalents	54,642	27,472
Amounts receivable	4,000	-
Prepaid expense	49,708	-
	108,350	27,472

Unproven oil and gas exploration property (Note 3)	481,504	513,604

	589,854	541,076

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	62,787	7,733
Convertible debentures (Note 5)	788,619	736,755
Due to related party (Note 6)	11,388	2,298

	862,794	746,786
Stockholders' equity
Capital stock (Note 8)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 December 2007 - 48,582,300 common shares, par value $0.001
31 December 2006 - 46,000,000 common shares, par value $0.001	48,582	46,000
Additional paid in capital	1,247,309	98,400
Deficit, accumulated during the development stage	(1,568,831)	(350,110)

	(272,940)	(205,710)

	589,854	541,076

Nature and Continuance of Operations (Note 1) Commitments (Note 12) and Subsequent Events (Note 13)

On behalf of the Board:

"Daniel Hunter"                            Director                                               "Pat Gorman"                              Director

The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Statements of loss and comprehensive loss
(Expressed in U.S. Dollars)
	For the period from the date of inception on 6 March 2000 to 31 December 2007	For the year ended 31 December 2007	For the year ended 31 December 2006	For the year ended 31 December 2005
	$	$	$	$

Expenses
Amortization expense (Note 3)	160,502	32,100	128,402	-
Default on oil and gas deposit	25,000	-	25,000	-
Interest on convertible debentures (Note 5)	126,525	74,770	51,280	475
Investor relations	99,726	99,726	-	-
Management fees (Note 7)	144,500	132,500	12,000	-
Office and miscellaneous	25,868	8,608	2,236	815
Professional fees	296,086	182,793	68,025	17,048
Rent (Note 7)	15,083	12,683	2,400	-
Stock-based compensation (Note 9)	625,035	625,035	-	-
Travel and entertainment	53,886	53,886	-	-

	(1,572,211)	(1,222,101)	(289,343)	(18,338)
Other items
Foreign exchange loss	(2,047)	(2,047)	-	-
Interest income	5,427	5,427	-	-
	3,380	3,380	-	-
Net operating loss and comprehensive loss for the period	(1,568,831)	(1,218,721)	(289,343)	(18,338)

Basic and diluted loss per common share		(0.0254)	(0.0064)	(0.0004)

Weighted average number of common shares used in per share calculations		47,875,502	45,364,384	42,000,000

The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 6 March 2000 to 31 December 2007	For the year ended 31 December 2007	For the year ended 31 December 2006	For the year ended 31 December 2005
	$	$	$	$

Cash flows from operating activities
Loss for the period	(1,568,831)	(1,218,721)	(289,343)	(18,338)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Note 5)	126,525	74,770	51,280	475
Amortization (Note 3)	160,502	32,100	128,402	-
Contributions to capital by related party - expenses (Note 7)	15,000	600	14,400	-
Stock-based compensation (Note 9)	625,035	625,035	-	-
Changes in operating assets and liabilities
Increase in accounts receivable and prepaid expenses	(53,708)	(53,708)	-	-
Increase in accounts payable and accrued liabilities	62,787	55,054	2,208	5,525

	(632,690)	(484,870)	(93,053)	(12,338)

Cash flows from investing activities
Purchase of oil and gas property (Note 3)	(642,006)	-	(642,006)	-

Cash flows from financing activities
Common shares issued for cash (Note 8)	652,950	502,950	80,000	-
Convertible debentures (Notes 5)	665,000	-	665,000	20,000
Increase in due to related party	11,388	9,090	-	-

	1,329,338	512,040	745,000	20,000

Increase in cash and cash equivalents	54,642	27,170	9,941	7,662

Cash and cash equivalents, beginning of period	-	27,472	17,531	9,869

Cash and cash equivalents, end of period	54,642	54,642	27,472	17,531

Supplemental Disclosures with Respect of Cash Flows (Note 11)

The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Statements of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Additional paid-in capital	Deficit, accumulated during the development stage	Total stockholders' equity
		$	$	$	$
Balance at 6 March 2000 (inception)
Common shares issued - cash	2,000,000	2,000	1,000	-	3,000
Net loss for the period	-	-	-	(2,291)	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	(2,291)	709
Common shares issued - cash	5,000,000	5,000	42,000	-	47,000
Net loss for the year	-	-	-	(10,571)	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000	(12,862)	37,138
Net loss for the year	-	-	-	(12,097)	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	(24,959)	25,041
Net loss for the year	-	-	-	(11,019)	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	(35,978)	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-
Net loss for the year	-	-	-	(6,451)	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	(42,429)	7,571
2 for 1 forward split	21,000,000	21,000	(21,000)	-	-
Net loss for the year	-	-	-	(18,338)	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	(60,767)	(10,767)
Common shares issued - cash	4,000,000	4,000	76,000	-	80,000
Contributions to capital by related party - expenses	-	-	14,400	-	14,400
Net loss for the year	-	-	-	(289,343)	(289,343)
Balance at 31 December 2006	46,000,000	46,000	98,400	(350,110)	(205,710)
Contributions to capital by related party - expenses (Note 7)	-	-	600	-	600
Common shares issued - debt (Notes 5 and 8)	1,145,300	1,145	21,761	-	22,906
Common shares issued - cash (Note 8)	1,437,000	1,437	501,513	-	502,950
Stock-based compensation (Note 9)	-	-	625,035	-	625,035
Net loss for the year	-	-	-	(1,218,721)	(1,218,721)

Balance at 31 December 2007	48,582,300	48,582	1,247,309	(1,568,831)	(272,940)

The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

1.       Nature and Continuance of Operations

Constitution Mining Corp. (the "Company") was incorporated in the State of Nevada under the name "Crafty Admiral Enterprises, Ltd." on 6 March 2000. On 9 March 2007 the Company changed their name to "Nordic Nickel Ltd.". The Company changed their name pursuant to a parent/subsidiary merger between the Company (as "Crafty Admiral Enterprises, Ltd.") and its wholly-owned non-operating subsidiary, Nordic Nickel Ltd., which was established for the purpose of giving effect to this name change. On 15 November 2007 the Company changed their name to "Constitution Mining Corp.". The Company changed their name pursuant to a parent/subsidiary merger between the Company (as "Nordic Nickel Ltd.") and its wholly-owned non-operating subsidiary, Constitution Mining Corp., which was established for the purpose of giving effect to this name change. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated to date.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company's financial statements as at 31 December 2007 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a loss of $1,218,721 for the year ended 31 December 2007 (2006 - $289,343) and has working capital deficit of $754,444 at 31 December 2007 (31 December 2006 - $719,314).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2008. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

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

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Mineral property costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs are expensed as incurred.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 6 March 2000 to 31 December 2007.

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

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

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

Recent accounting pronouncement

In March 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

	Balance at 31 December 2007	Balance at 31 December 2006
	$	$
Unproven oil and gas properties consist of the following:
Undeveloped properties	481,504	513,604

	481,504	513,604

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed.

	During the year ended 31 December 2007	During the year ended 31 December 2006
	$	$

Acquisition - unproved	513,604	642,006
Development	-	-
Exploration	-	-
Amortization	(32,100)	(128,402)

	481,504	513,604

4.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

5.       Convertible Debentures
Balance at 31 December 2007	Balance at 31 December 2006
$	$

Issued in September 2005, the convertible debentures bear interest at a rate of 9.5% per annum on any unpaid principle balances, are unsecured, and have no fixed terms of repayment. The holders of the convertible debentures had the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within twenty-four months from the issue date on the basis of $0.02 per common share for the total amount outstanding. On 1 April 2007 the holders of the convertible debentures exercised their right and converted the balance of $22,907 outstanding on 1 April 2007 (principle and unpaid accrued interest of $20,000 and $2,907 respectively) into 1,145,300 common shares of the Company (Note 8).

Nil	22,375

Issued in April 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has no fixed terms of repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time within thirty-six months for the issue date, on the basis of $1.00 per unit where a unit consists of one common share and one warrant to purchase one common share of the Company for $1.75 for a period of twenty-four months from the date of conversion. On 21 August 2006 the company repaid $250,000 of the balance owing. The balance of $306,378 outstanding at 31 December 2007 consists of principle and unpaid accrued interest of $250,000 and $56,378 respectively.

306,378	277,493

Issued in June 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has repayment terms wherein the principle and accrued interest shall be due the later of (i) sixty days after the date the convertible debenture was issued or (ii) upon the lenders written demand for repayment. The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest into common shares of the Company at any time and from time to time prior to the maturity date on the basis of $0.70 per share for each dollar of principle and interest due and payable. The balance of $482,241 outstanding at 31 December 2007 consists of principle and unpaid accrued interest of $415,000 and $67,241 respectively.

482,241	436,887

788,619	736,755

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

6.       Due to Related Party

As at 31 December 2007, the amount in due to related party consists of $11,388 (31 December 2006 - $2,298) payable to directors and shareholders of the Company. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

7.       Related Party Transactions

During the year ended 31 December 2007, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (31 December - $9,000, cumulative - $12,000) and $600 (31 December 2006 - $1,800, cumulative - $3,000) respectively. This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the year ended 31 December 2007, the Company paid management fees of $132,500 to officers of the Company (December 2006 - $Nil).

8.       Capital Stock

Authorized

The total authorized capital consists of:
300,000,000 of common shares with par value of $0.001 50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

31 December 2007 the total issued and outstanding capital stock is 48,582,300 common shares with a par value of $0.001 per share.

During the year ended 31 December 2007, the Company issued 1,145,300 common shares for convertible debentures of $22,906 (Note 5).

During the year ended 31 December 2007, the Company issued 1,437,000 common shares for cash proceeds of $502,950.

Stock options

During the year ended 31 December 2007, the Company granted 3,200,000 stock options entitling the holders to purchase up to 3,200,000 common shares of the Company for proceeds of $0.30 per common share expiring 14 June 2017.

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

A total of 2,400,000 of these stock options vested on the granted date of 14 June 2007. A total of 800,000 of these stock options vest on the followings dates:

Vesting date	Number of options

14 June 2008	400,000
14 June 2009	400,000

800,000

The following incentive stock options were outstanding at 31 December 2007 (Note 9):

	Exercise price	Number of options	Remaining contractual life (years)
	$

Options	0.30	3,200,000	9.50

		3,200,000

9.       Stock-Based Compensation

The following is a summary of stock based compensation activities during the period ended 31 December 2007:

	Number of shares	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2007	-	-

Granted	3,200,000	0.30
Exercised	-
Expired	-

Outstanding and exercisable at 31 December 2007	3,200,000	0.30

Weighted average fair value of options granted during the year		$ 0.26

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

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

The following assumptions were used for the Black-Scholes valuation of stock options granted:

	2007	2006

Risk free interest rate	4.87%	-
Expected life	10 year	-
Annualized volatility	73%	-
Expected dividends	-	-

The total estimated fair value of these options was $833,380 ($0.26 per option). During the year ended 31 December 2007, stock-based compensation of $625,035 has been recorded in the statement of operations with a corresponding amount recorded as contributed surplus in stockholders' equity.

10.     Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2007. There are no current or deferred tax expenses for the period ended 31 December 2007 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 31 December 2007	For the year ended 31 December 2006
	$	$
Deferred tax asset attributable to:
Current operations	414,365	98,377
Amortization	(10,914)	(43,657)
Contributions to capital by related party - expenses	(204)	(4,896)
Stock based compensation	(212,512)	-
Less: Change in valuation allowance	(190,735)	(49,824)

Net refundable amount	-	-

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

The composition of the Company's deferred tax assets as at 31 December 2007 and 31 December 2006 is as follows:

	As at 31 December 2007	As at 31 December 2006
	$	$

Net income tax operating loss carryforward	(768,293)	(207,308)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets
Tax loss carryforward	261,220	70,485
Less: Valuation allowance	(261,220)	(70,485)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2007, the Company has an unused net operating loss carryforward balance of approximately $768,000 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2028.

11.     Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 31 December 2007	For the year ended 31 December2007	For the year ended 31 December 2006	For the year ended 31 December 2005
	$	$	$	$

Cash paid during the year for interest	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-

During the period ended 31 December 2007 the Company accrued interest of $74,770 on convertible debentures (2006 - $51,250, cumulative - $126,525) (Note 5).

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

During the year ended 31 December 2007, the Company issued 1,145,300 common shares for convertible debentures of $22,906 (Note 5).

During the year ended 31 December 2007, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (2006 - $9,000, cumulative - $12,000) and $600 (2006 - $1,800, cumulative - $3,000) respectively. This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 7).

12.     Commitments

Atena Gold Project

i       On 12 December 2007 the Company entered into an assignment agreement to acquire the right to explore and option to purchase the 3,676 hectare Atena Gold Project located in the Salta Province of Argentina. Pursuant to the assignment agreement, the company is required to issue 500,000 shares and pay $60,000. The Company will acquire 100% of the option if it incurs a minimum of $3,740,000 in work commitment expenditures on the property and issues 7,000,000 shares according to the following schedule:

a.     $240,000 in expenditures plus a further issuance of 1,000,000 shares on or before 15 March 2008;

b.     a further $500,000 in expenditures plus a further issuance of 2,000,000 shares on or before 15 March 2009;

c.     a further $1,000,000 in expenditures plus a further issuance of 4,000,000 shares on or before 15 March 2010; and

d.     a further $2,000,000 in expenditures on or before 15 March 2011.

The option is subject to a 1% net smelter returns royalty.

As at 31 December 2007 the Company has not issued any common shares nor any funds in relation to this agreement (Note 13)

ii.      The Company is committed to issuing common shares of the Company under the terms of existing convertible debentures (Note 5).

13.     Subsequent Events

The following events occurred subsequent to 31 December 2007:

i.       The Company issued 500,000 shares pursuant to the Atena Gold Project assignment agreement (Note 12).

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

ii.      The Company entered into an assignment agreement to explore and option the 14,221 hectare Cerro Amarillo Property located in the Province of Mendoza, Argentina. Pursuant to the terms of the assignment agreement, the company issued 300,000 shares and paid $10,000 in January 2008. The Company is to acquire a 100% of the option if it incurs a minimum of $450,000 in work commitment expenditures on the property and issues 2,100,000 shares according to the following schedule:

a.     $200,000 in expenditures plus a further issuance of 300,000 shares on or before 8 January 2009;

b.     a further $250,000 in expenditures plus a further issuance of 600,000 shares on or before 8 January 2010;

c.     a further issuance of 600,000 shares on or before 8 January 2011; and

d.     a further issuance of 600,000 shares on or before 8 January 2012.

To exercise the option the company is required to issue a further 3,000,000 shares. The option is subject to a 1% net smelter returns royalty.

iii.     The Company entered into an agreement to assign all of its rights, title and interest in the Tombaugh Farms Property (Note 3) in consideration for the purchaser assuming all of the outstanding payment obligations pursuant to the convertible debentures (Note 8).

iv.      The Company entered into an assignment agreement with Proyectos Mineros S.A. ("PMSA"), whereby PMSA assigned to the Company PMSA's right to explore and option to purchase a 90% interest in three mining properties referred to as "Amira", "Amira Norte" and "Esparta II" (collectively, the "Properties"), which are located in the Province of Salta, Argentina. In order for the Company to keep its interest in good standing and to exercise the option to acquire a 90% interest in the Properties, the Company must make the following payments to the Titleholder, as set forth in the Underlying Option Agreement:

a.     US$75,000 by January 19, 2009;

b.     a further US$150,000 by January 19, 2010;

c.     a further US$200,000 by January 19, 2011; and

d.     a further US$1,000,000 by January 19, 2012, by means of which final payment the Option to acquire a 90% interest in the Properties will have been automatically exercised.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Constitution Mining corp.
By:	"Willem Fuchter" Willem Fuchter President, Chief Executive Officer, Principal Executive Officer and a director Date: April 15, 2008
By:	"Kenneth Phillippe" Kenneth Phillippe Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer Date: April 15, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Per:	"Willem Fuchter" Willem Fuchter President, Chief Executive Officer, Principal Executive Officer and a director Date: April 15, 2008
By:	"Kenneth Phillippe" Kenneth Phillippe Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer Date: April 15, 2008
Per:	"Daniel Hunter" Daniel Hunter Chief Operating Officer and a director Date: April 15, 2008
Per:	"Pat Gorman" Pat Gorman Director and Chairman of the Board Date: April 15, 2008
Per:	"Hernan Zaballa" Hernan Zaballa Director Date: April 15, 2008
Per:	"Duncan Large" Duncan Large Director Date: April 15, 2008

____________________