Form 10-Q
period 2008-03-31
CONSTITUTION MINING CORP
filed 2008-05-20
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-49725

CONSTITUTION MINING CORP.

(Exact name of small business issuer as specified in its charter)

Nevada

88-0455809

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

 6139 South Rural Road, Suite 103
Tempe, Arizona

85283-2929

(Address of principal executive offices)

(Zip Code)

(480) 820-5950

Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  ☒
   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ☐

 Accelerated filer ☐

 Non-accelerated filer ☐
(Do not check if a smaller reporting company)

 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐
   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  50,462,156 shares of common stock as of May 16, 2008.

CONSTITUTION MINING CORP.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

March 31, 2008

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries  and other factors.  Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-KSB for the year ended December 31, 2007, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC").  These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited interim financial statements of Constitution Mining Corp.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Constitution Mining Corp.

(formerly Nordic Nickel Ltd.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

 As at 31
March
2008

As at 31
December 2007
(Audited)

Assets

$

$

Current

Cash and cash equivalents

163,307

54,642

Amounts receivable

-

4,000

Prepaid expenses

-

49,708

163,307

108,350

Property and equipment (Note 4)

4,132

-

Website development cost (Note 5)

36,385

-

Unproven oil and gas exploration property (Note 3)

-

481,504

203,824

589,854

Liabilities

Current

Accounts payable and accrued liabilities (Note 7)

232,431

62,787

Convertible debentures (Note 8)

-

788,619

Due to related party (Note 9)

166,511

11,388

398,942

862,794

Stockholders' deficiency

Capital stock (Note 11)

Authorized

300,000,000 common shares, par value $0.001 and

50,000,000 preferred shares, par value $0.001

Issued and outstanding

31 March 2008 - 49,382,300 common shares, par value $0.001

31 December 2007 - 48,582,300 common shares, par value $0.001

49,382

48,582

Share subscriptions received in advance (Note 16)

706,447

-

Additional paid in capital

1,806,509

1,247,309

Deficit, accumulated during the development stage

(2,757,456)

(1,568,831)

(195,118)

(272,940)

203,824

589,854

Nature and Continuance of Operations (Note 1), Commitments (Note 15) and Subsequent Events (Note 16)

On behalf of the Board:

"Willem Fuchter"                                             Director                  "Hernan Zaballa"                                            Director

The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.

(formerly Nordic Nickel Ltd.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

For the period from the date of inception on 6 March 2000 to 31 March 2008

For the three month period ended 31 March 2008

For the three month period ended 31 March 2007

$

$

$

Operating expenses

Acquisition of mineral property interest

650,260

650,260

-

Amortization expense

164,145

3,643

32,100

Default on oil and gas deposit

25,000

-

-

Exploration costs

421,491

421,491

-

Interest on convertible debentures (Note 8)

126,525

-

18,391

Investor relations

195,151

94,993

-

Management fees (Note 10)

222,500

78,000

21,200

Office and miscellaneous

65,308

39,441

843

Professional fees

445,904

150,249

25,938

Rent

22,380

7,297

600

Stock-based compensation (Note 12)

625,035

-

-

Travel & entertainment

98,086

44,201

-

(3,061,785)

(1,489,575)

(99,072)

Other items

Foreign exchange loss

(10,202)

(8,155)

-

Gain on sale of oil and gas property (Notes 3 & 8)

307,115

307,115

-

Interest income

7,416

1,990

-

304,329

300,950

-

Net operating loss and comprehensive loss for the period

(2,757,456)

(1,188,625)

(99,072)

Basic and diluted loss per common share

(0.024)

(0.002)

Weighted average number of common shares used in per share calculations

49,162,519

46,000,000

The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.

(formerly Nordic Nickel Ltd.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the period from the date of inception on 6 March 2000 to 31 March 2008

 For the three
month period ended 31 March 2008

 For the three
month
period
ended 31 March 2007

$

$

$

Cash flows from operating activities

Net loss for the period

(2,757,456)

(1,188,625)

(99,072)

    Adjustments to reconcile loss to net cash used by operating activities

Accrued interest (Note 8)

126,525

-

18,391

       Amortization (Notes 3, 4 and 5)

164,145

3,643

32,100

       Contributions to capital by related party - expenses

15,000

-

600

       Value of shares issued for mineral properties

560,000

560,000

-

       Gain on sale of oil & gas property (Note 3, 8 and 15)

(307,115)

(307,115)

-

       Stock-based compensation (Note 12)

625,035

-

-

Changes in operating assets and liabilities

Decrease in accounts receivable and prepaid expenses

-

53,708

-

Increase in accounts payable and accrued liabilities

232,431

169,644

33,403

Increase in due to related party

166,511

155,123

-

(1,174,924)

(553,622)

(14,578)

Cash flows from investing activities

 Purchase of  equipment

(4,467)

(4,467)

-

 Website development costs

(39,693)

(39,693)

-

Purchase of oil and gas property (Note 3)

(642,006)

-

-

(686,166)

(44,160)

-

Cash flows from financing activities

Common shares issued for cash (Note 11)

652,950

-

-

Convertible debentures (Note 8)

665,000

-

-

Share subscription received in advance

706,447

706,447

185,150

2,024,397

706,447

185,150

Increase in cash and cash equivalents

163,307

108,665

170,572

Cash and cash equivalents, beginning of period

-

54,642

27,472

Cash and cash equivalents, end of period

163,307

163,307

198,044

Supplemental Disclosures with Respect to Cash Flows (Note 14)

The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.

(formerly Nordic Nickel Ltd.)

(An Exploration Stage Company)

Statements of Changes in Stockholders' Deficiency

(Expressed in U.S. Dollars)

(Unaudited)

Number of shares issued

Share capital

Additional paid-in capital

Share subscriptions received in advance/share receivables

Deficit, accumulated during the exploration stage

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

600

-

-

600

Common shares issued - debt

1,145,300

1,145

21,761

-

-

22,906

Common shares issued - cash

1,437,000

1,437

501,513

-

-

502,950

Stock-based compensation (Note 12)

-

-

625,035

-

-

625,035

Net loss for the period

-

-

-

-

(1,218,721)

(1,218,721)

Balance at 31 December 2007

48,582,300

48,582

1,247,309

-

(1,568,831)

(272,940)

    Common shares issued -
mineral properties (Note 11)

800,000

800

559,200

-

-

560,000

    Share subscription received in
advance (Note 16)

-

-

-

706,447

-

706,447

Net loss for the period

-

-

-

-

(1,188,625)

(1,188,625)

Balance at 31 March 2008

49,382,300

49,382

1,806,509

706,447

(2,757,456)

(195,118)

The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.

(formerly Nordic Nickel Ltd.)

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2008

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

The Company's financial statements as at 31 March 2008 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $1,188,625 for the three month period ended 31 March 2008 (2007 - $99,072) and has working capital deficit of $235,635 at 31 March 2008 (31 December 2007 - $754,444).

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

31 March 2008

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Constitution Mining Corp.

(formerly Nordic Nickel Ltd.)

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2008

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No.128, "Earnings per Share".  SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 March 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

31 March 2008

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

The Financial Accounting Standards Board (the "FASB") issued SFAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss.  Impairment loss under SFAS No. 144 is calculated as the difference between the carrying amount of the asset and its fair value.  Any impairment loss is recorded in the current period in which recognition criteria are first applied and met.  Under the successful efforts method of accounting for oil and gas operations, the Company must periodically assess it proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows.  The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows.

Website development costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", will be expensed as incurred.  The costs of website development during the planning stage, as defined under Emerging Issued Task Force ("EITF") No. 00-2 "Accounting for Web Site Development Costs", will also be expensed as incurred.

Computer software, website development incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software and creating graphics and website content, will be capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the website is operational.

Constitution Mining Corp.

(formerly Nordic Nickel Ltd.)

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2008

Segments of an enterprise and related information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."  SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 6 March 2000 to 31 March 2008.

Foreign currency translation

The Company's functional and reporting currency is U.S. dollars.  The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation."  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Constitution Mining Corp.

(formerly Nordic Nickel Ltd.)

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2008

Stock-Based Compensation

Effective 1 January 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No.123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before 1 January 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted SFAS No. 23(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Recent accounting pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140.  SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued.  Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

31 March 2008

3.       Unproven Oil and Gas Exploration Property

Tombaugh Farms Property - St. Francis County, Arkansas

On 27 June 2006, the Company acquired a 100% interest in a mineral, oil and gas property lease located in St. Francis County, Arkansas (the "Tombaugh Lease") for an up front cash payment of $642,006.  The lease is for a period of five years and is subject to a 19% royalty on oil and other liquid hydrocarbons produced, saved and sold, and can be extended at the option of the Company for an additional five years on the same terms.  By agreements effective 18 January 2008, the Company assigned all of its rights, title and interest in the Tombaugh Lease with a book value of $481,504 to a purchaser in consideration for the purchaser assuming the Company's outstanding payment obligations of $788,619 related to its convertible debentures. The Company recorded a gain of $307,115 upon completion of the transaction. (Notes 8 and 14)

 Balance at 31
March
2008

 Balance at 31
December 2007
(Audited)

$

$

Unproven oil and gas properties consist of the following:

Undeveloped properties

-

481,504

-

481,504

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed.

 During the
period ended 31
March 2008

 During the year
ended 31
December 2007
(Audited)

$

$

Acquisition - unproved

481,504

513,604

Disposal through assignment of rights

(481,504)

-

Amortization

-

(32,100)

-

481,504

Constitution Mining Corp.

(formerly Nordic Nickel Ltd.)

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2008

4.       Property and Equipment

Cost

Accumulated
Amortization

 Net Book
Value
As at 31 March 2008

$

$

$

Computer Equipment

4,467

335

4,132

4,467

335

4,132

During the three month period ended 31 March 2008, total additions to property and equipment were $4,467 (31 March 2007 - $Nil).

5.       Website Development Cost

Cost

Accumulated
Amortization

 Net Book
Value
As at 31 March 2008

$

$

$

Website Development

39,693

3,308

36,385

39,693

3,308

36,385

During the three month period ended 31 March 2008, total additions to website development were $39,693 (31 March 2007 - $Nil).

6.       Mineral Properties

Atena Gold Project

On 12 December 2007 the Company entered into an assignment agreement to acquire the right to explore and option to purchase the 3,676 hectare Atena Gold Project located in the Salta Province of Argentina.   Pursuant to the assignment agreement, the Company is required to issue 500,000 (issued and valued at $0.70 per share) shares and pay $60,000.   The Company will acquire 100% of the option if it incurs a minimum of $3,740,000 in work commitment expenditures on the property and issues 7,000,000 shares according to the following schedule: (Notes 11 and 14)

a.       $240,000 in expenditures plus a further issuance of 1,000,000 shares on or before 15 March 2008; (not completed)

b.       a further $500,000 in expenditures plus a further issuance of 2,000,000 shares on or before 15 March 2009;

Constitution Mining Corp.

(formerly Nordic Nickel Ltd.)

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2008

c.       a further $1,000,000 in expenditures plus a further issuance of 4,000,000 shares on or before 15 March 2010; and

d.       a further $2,000,000 in expenditures on or before 15 March 2011.

The option is subject to a 1% net smelter returns royalty.

During the three month ended 31 March 2008, an extension was granted to defer payment of $60,000 and the issuance of 1,000,000 common shares to 30 June 2008.

Cerro Amarillo Property

On 8 January 2008 the Company entered into an assignment agreement to explore and option the 14,221 hectare Cerro Amarillo Property located in the Province of Mendoza, Argentina with a company related to the Company by way of a director and shareholder in common.  Pursuant to the terms of the assignment agreement, the Company issued 300,000 shares (issued and valued at $0.70 per share) and pay $10,000.  The Company is to acquire a 100% of the option if it incurs a minimum of $450,000 in work commitment expenditures on the property and issues 2,100,000 shares according to the following schedule: (Notes 11 and 14)

a.       $200,000 in expenditures plus a further issuance of 300,000 shares on or before 8 January 2009;

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

During the three month ended 31 March 2008, an extension was granted to defer payment of $10,000 to 30 June 2008.

Amira, Amira Norte and Esparta II

On 17 March 2008 the Company entered into an assignment agreement with Proyectos Mineros S.A. ("PMSA"), a company related to the Company by way of a director and shareholder in common.  Under the assignment agreement, PMSA assigned to the Company PMSA's right to explore and option to purchase a 90% interest in three mining properties referred to as "Amira", "Amira Norte" and "Esparta II" (collectively, the "Properties"), which are located in the Province of Salta, Argentina. In order for the Company to keep its interest in good standing and to exercise the option to acquire a 90% interest in the Properties, the Company must make the following payments to the Titleholder, as set forth in the Underlying Option Agreement: (Note 14)

a.       US$75,000 by 19 January 2009;

b.       a further US$150,000 by 19 January 2010;

Constitution Mining Corp.

(formerly Nordic Nickel Ltd.)

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2008

c.       a further US$200,000 by 19 January 2011; and

d.       a further US$1,000,000 by 19 January 2012, by means of which final payment the Option to acquire a 90% interest in the Properties will have been automatically exercised.

7.       Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

8.       Convertible Debentures

 Balance at
31 March
2008

 Balance at 31 December 2007
(Audited)

$

$

Issued in April 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has no fixed terms of repayment.  The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time within thirty-six months for the issue date, on the basis of $1.00 per unit where a unit consists of one common share and one warrant to purchase one common share of the Company for $1.75 for a period of twenty-four months from the date of conversion.  On 21 August 2006 the company repaid $250,000 of the balance owing. On 18 January 2008 the payment obligations were assumed by the purchaser of the Tombaugh Lease (Note 3).

Nil

306,378

Issued in June 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has repayment terms wherein the principle and accrued interest shall be due the later of (i) sixty days after the date the convertible debenture was issued or (ii) upon the lenders written demand for repayment.  The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest into common shares of the Company at any time and from time to time prior to the maturity date on the basis of $0.70 per share for each dollar of principle and interest due and payable.   On 18 January 2008 the payment obligations were assumed by the purchaser of the Tombaugh Lease (Note 3).

Nil

482,241

Nil

788,619

By agreements effective 18 January 2008, the Company assigned all of its rights, title and interest in the Tombaugh Lease with a book value of $481,504 to a purchaser in consideration for the purchaser assuming the Company's outstanding payment obligations of $788,619 related to its convertible debentures. The Company recorded a gain of $307,115 upon completion of the transaction. (Notes 3 and 14)

Constitution Mining Corp.

(formerly Nordic Nickel Ltd.)

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2008

9.       Due to Related Party

As at 31 March 2008, the amount in due to related party consists of $166,511 (31 December 2007 - $11,388) payable to directors and shareholders of the Company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

10.     Related Party Transactions

During the three month period ended 31 March 2008, the Company paid or accrued management and consulting fees of $108,342 to directors and officers of the Company or company's controlled by directors and officers (31 March 2007 - $21,200).

The Company's transactions related to its Cerro Amarillo and Amira, Amira Norte and Esparta II mineral properties were completed with a company related to the Company by way of a director and shareholder in common (Note 6).

11.     Capital Stock

Authorized

The total authorized capital consists of:

   300,000,000 of common shares with par value of $0.001
   50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

31 March 2008 the total issued and outstanding capital stock is 49,382,300 common shares with a par value of $0.001 per share.

During the three month period ended 31 March 2008, the Company issued 500,000 common shares valued at $0.70 per share in pursuant to the Atena Gold Project assignment agreement (Notes 6 and 14).

During the three month period ended 31 March 2008, the Company issued 300,000 common shares valued at $0.70 per share pursuant to the Cerro Amarillo assignment agreement (Notes 6 and 14).

Stock options

During the three month period ended 31 March 2008, the Company granted 6,380,000 stock options entitling the holders to purchase up to 6,380,000 common shares of the Company for proceeds of $1.00 per common share expiring 4 February 2018. (Note 12)

These stock options vest on the followings dates:

Vesting date

Number of options

4 August 2008

3,190,000

4 February 2009

3,190,000

6,380,000

Constitution Mining Corp.

(formerly Nordic Nickel Ltd.)

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2008

The following incentive stock options were outstanding at 31 March 2008:

 Exercise
price

 Number
of options

 Remaining
contractual life (years)

$

Options

1.00

6,380,000

9.85

6,380,000

12.     Stock-Based Compensation

The following is a summary of stock based compensation activities during the period ended 31 March 2008:

 Number of
|shares

 Weighted
average
exercise
price

$

Outstanding and exercisable at 1 January 2008

3,200,000

0.30

Granted

6,380,000

1.00

Exercised

-

Cancelled

(3,200,000)

0.30

Outstanding and exercisable at 31 March 2008

6,380,000

1.00

Weighted average fair value of options granted during the year

$ 1.00

During the period ended 31 March 2008, the Company cancelled 3,200,000 options that were issued. A total of 2,400,000 of these options vested during the year ended 31 December 2007 and the Company recorded stock-based compensation of $625,035 related to these vested options.

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

31 March 2008

The following assumptions were used for the Black-Scholes valuation of stock options granted:

2008

2007

Risk free interest rate

3.67%

4.87%

Expected life

10 year

10 year

Annualized volatility

86%

73%

Expected dividends

-

-

The total estimated fair value of the 6,380,000 stock options granted during the three month period ended 31 March 2008 was $5,816,499 ($0.91 per option).  During the period ended 31 March 2008, stock-based compensation of $Nil has been recorded in the statement of operations with a corresponding amount recorded as contributed surplus in stockholders' deficiency. (Note 11)

13.     Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2008.  There are no current or deferred tax expenses for the period ended 31 March 2008 due to the Company's loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

 For the three
month period
ended 31 March
2008

 For the three
month period
ended 31 March
2007

$

$

Deferred tax asset attributable to:

Current operations

404,133

33,685

Amortization

(1,239)

(10,914)

Contributions to capital by related party - expenses

(204)

Stock based compensation

-

Less: Change in valuation allowance

(402,894)

(22,567)

Net refundable amount

-

-

Constitution Mining Corp.

(formerly Nordic Nickel Ltd.)

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2008

The composition of the Company's deferred tax assets as at 31 March 2008 and 31 December 2007 is as follows:

 As at 31
March
2008

 As at 31
December 2007

$

$

Net income tax operating loss carryforward

(1,953,276)

(768,293)

Statutory federal income tax rate

34%

34%

Effective income tax rate

0%

0%

Deferred tax assets

Tax loss carryforward

664,114

261,220

Less: Valuation allowance

(664,114)

(261,220)

Net deferred tax asset

-

-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2008, the Company has an unused net operating loss carryforward balance of approximately $1,953,000 that is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2028.

14.     Supplemental Disclosure with Respect to Cash Flows

 For the period
from the date
of inception on
6 March 2000
to 31 March
2008

 For the
three month
period
ended
31 March
2008

 For the
three month
period
ended
31 March
2007

$

$

$

Cash paid during the year for interest

-

-

-

Cash paid during the year for income taxes

-

-

-

During the three month period ended 31 March 2008, the Company issued 500,000 common shares valued at $0.70 per share in pursuant to the Atena Gold Project assignment agreement (Notes 6 and 11).

During the three month period ended 31 March 2008, the Company issued 300,000 common shares valued at $0.70 per share pursuant to the Cerro Amarillo assignment agreement (Notes 6 and 11).

Constitution Mining Corp.

(formerly Nordic Nickel Ltd.)

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2008

By agreements effective 18 January 2008, the Company assigned all of its rights, title and interest in the Tombaugh Lease with a book value of $481,504 to a purchaser in consideration for the purchaser assuming the Company's outstanding payment obligations of $788,619 related to its convertible debentures. The Company recorded a gain of $307,115 upon completion of the transaction. (Notes 3 and 8)

15.     Commitments

The Company is subject to certain commitments related to its of the mineral property interest (Note 6).

16.     Subsequent Events

Subsequent to 31 March 2008 the following events occurred:

a.       The Company issued 1,009,211 Units at a price of $0.70 per Unit.  Each unit consists of one common share and one Share Purchase Warrant. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2008, commencing 7 October 2008.

The Company issued 70,645 units at a price of $ 0.70 per unit. Each unit consists of one common share and one Share Purchase Warrant. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2008, commencing 7 October 2008. These units were issued for payment for services rendered by a private placement agent.

b.       The Company cancelled 120,000 stock options which existed at 31 March 2008, granted 250,000 stock options at an exercise price of $1.00 expiring on 4 February 2018 and amended 1,000,000 stock options at an exercise price of $1.00 to be 250,000 stock options.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2008 and 2007.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

Overview of Our Business

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

Atena Gold Project

Effective December 12, 2007, we entered into an assignment agreement dated December 12, 2007 with Proyectos Mineros S.A. ("PMSA") (formerly Recursos Maricunga S.A.) with respect to PMSA's right to explore and option to purchase certain mining properties in the Salta Province of Argentina, known as the Atena Gold Project.  The Atena Gold property consists of an aggregate 3,676 hectares. The option has been granted to PMSA from Rio Tinto Mining & Exploration Ltd., Argentine Branch.  Pursuant to the terms of our agreement with PMSA, PMSA has assigned to us all of PMSA's rights and obligations under the option, in consideration of:

1.   our issuance of 500,000 shares of capital stock to PMSA and paying to PMSA an amount of $60,000 on or before December 19, 2007 (we issued these shares during the first quarter of 2008, and PMSA has consented to extend the due date of the $60,000 payment until June 30, 2008);

2.   our incurring a minimum of $3,740,000 in work commitment expenditures on the Atena Gold Project and making additional issuances of 7,000,000 shares of our common stock to PMSA in accordance with the following schedule:

    $240,000 in expenditures plus a further issuance of 1,000,000 shares of our common stock on or before March 15, 2008 (PMSA has consented to extend the due date for this share issuance until June 30, 2008 and has confirmed that all work commitments as of March 15, 2008 have been satisfied to PMSA's satisfaction);

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

Willem Fuchter, our President, Chief Executive Officer, Principal Executive Officer and a director, is the President of PMSA.

Cerro Amarillo Property

Effective January 8, 2008, we entered into an assignment agreement dated January 8, 2008 with PMSA with respect to PMSA's right to explore and option to purchase certain mining properties, known as the Cerro Amarillo Property, located in Departamento Malargue, Province of Mendoza, Argentina.  The Cerro Amarillo Property consists of an aggregate 14,221 hectares.  The option has been granted to PMSA from Mr. Jorge Daniel Bengoechea and Lydia Elena Espizua, the titleholders to the properties.  Pursuant to the terms of our agreement with PMSA, PMSA has assigned to us all of PMSA's rights and obligations under the option, in consideration of:

1.   our issuing 300,000 shares of our capital stock to PMSA and paying to PMSA an amount of $10,000 on or before January 13, 2008 (we issued such shares during the first quarter of 2008, and we have been granted an extension with respect to the $10,000 payment until June 30, 2008);

2.   our incurring a minimum of $450,000 in work commitment expenditures on the Cerro Amarillo Property and making additional issuances of 2,100,000 shares of our common stock to PMSA in accordance with the following schedule:

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

    $560,000 in expenditures by March 15, 2009 with respect to the Atena Gold property;

    $210,000 by January 8, 2009 with respect to the Cerro Amarillo property; and

    $75,000 by January 19, 2009 with respect to the Amira, Amira Norte and Esparta II properties.

2.   We anticipate spending approximately $50,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $600,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $1,445,000.  As at March 31, 2008, we had cash and cash equivalents of $163,307 and a working capital deficit of $235,635.  As such, our ability to make our planned exploration expenditures and to pay for our general administrative expenses will be subject to us obtaining additional financing.

During the twelve month period following the date of this report we anticipate that we will not generate any revenue.  Accordingly, we will be required to obtain additional financing in order to continue our plan of operations during and beyond the next twelve months.  We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program.  In the absence of such financing, we will not be able to pursue our exploration program, we will be forced to abandon our mineral property interests and our business will fail.

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

Results of Operations

We have not had any revenues from operations for the past two fiscal years.  We had a net loss of $1,188,625 for the three months ended March 31, 2008 as compared to a net loss of $99,072 for the three months ended March 31, 2007.  The increase in our net loss was primarily the result of a $650,260 expense with respect to acquisition of mineral property interests in the three months ended March 31, 2008 (three months ended March 31, 2007 - $Nil), exploration costs of $421,491 during the three months ended March 31, 2008 (three months ended March 31, 2007 - $Nil), and professional fees of $150,249 during the three months ended March 31, 2008 (three months ended March 31, 2007 - $25,938).

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $163,307 (December 31, 2007 - $54,642) and a working capital deficit of $235,635 (December 31, 2007 - $754,444).  Although we believe that our existing cash balance is sufficient for our near-term day-to-day general administrative expenses, we will require additional financing in order to pursue our planned exploration as outlined under "Plan of Operations" above.

Cash Used in Operating Activities

Operating activities in during the three month periods ended March 31, 2008 and 2007 used cash of $553,622 and $14,578 respectively, which reflect our recurring operating losses.

Cash Used in Investing Activities

In the three months ended March 31, 2008, we used $44,160 in investing activities ($4,467 for the purchase of equipment and $39,693 in connection with website development costs).  We did not use cash in investing activities in the three months ended March 31, 2007.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, obtaining debt financing and through private placements of our stock.  Financing activities in the three month periods ended March 31, 2008 and 2007 provided cash of $706,447 and $185,150, respectively.

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

Significant accounting policies used in the preparation of our financial statements are set forth in Note 2 to our interim financial statements for the three month period ended March 31, 2008.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

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

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.     Risk Factors

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

We have incurred a net loss of $2,757,456 for the period from March 6, 2000 (inception) to March 31, 2008, and we have no revenues to date.  At March 31, 2008, we had cash and cash equivalents of $163,307 and a working capital deficit of $235,635.  As such, we will need to generate additional financial resources in order to continue operations and maintain our business during and beyond the next twelve months.  If we are unable to obtain adequate additional financing, we will be required to curtail operations and exploration activities.  These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this report have been prepared assuming that we will continue as a going concern.  Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period from incorporation to December 31, 2007.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms of an Assignment Agreement that we entered into with Proyectos Mineros S.A. ("PMSA") (formerly Recursos Maricunga S.A.) on December 12, 2007, we issued 500,000 shares to in PMSA on January 25, 2008 as partial consideration to acquire the right to explore and obtain an option to purchase the 3,676 hectare Atena Gold Project located in the Salta Province of Argentina.  We determined that this issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Pursuant to the terms of an Assignment Agreement that we entered into with PMSA on January 8, 2008, we issued 300,000 shares to in PMSA on January 25, 2008 as partial consideration to acquire the right to explore and obtain an option to purchase the 14,221 hectare Cerro Amarillo Property located in the Mendoza Province of Argentina.  We determined that this issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

On February 4, 2008, pursuant to and in accordance with our Stock Incentive Plan, we granted vesting options to a total of 21 officers, directors, employees and consultants of the Company, pursuant to which such officers and directors can, subject to the vesting provisions of such options, purchase an aggregate of 6,380,000 shares of the Company's common stock at an exercise price of $1.00 per share.  One half of the options (with respect to 3,190,000 shares) vest on August 4, 2008, and the remaining one half of the options (with respect to the remaining 3,190,000 shares) vest on February 4, 2009.  On May 1, 2008, we cancelled the options of two such grantees with respect to options to purchase an aggregate of 120,000 shares.  On the same date, we reduced the number of options of a third grantee by 750,000, from options to purchase 1,000,000 shares to options to purchase 250,000 shares.  On May 1, 2008, we also granted vesting options to a director of the Company and a consultant to the Company, pursuant to which they can purchase an aggregate of 250,000 shares of the Company's common stock at an exercise price of $1.00 per share.  One half of the options (with respect to 125,000 shares) vest on August 4, 2008, and the remaining one half of the options (with respect to the remaining 125,000 shares) vest on February 4, 2009.  As a result of the changes on May 1, there are now outstanding vesting options to purchase an aggregate of 5,760,000 shares, held by 21 grantees.  We determined that these issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

On April 7, 2008, we completed a private equity offering of 1,009,211 Units at $0.70 per Unit (the "Units") to a total of thirty (30) accredited investors.  Each Unit consists of one (1) share of Common Stock, par value $0.001, and one (1) Common Stock Purchase Warrant (the " Warrant") to purchase one (1) share of common stock, exercisable commencing six months from the closing date of the offering and terminating one year from the closing date of the offering.  As a result, we issued a total of 1,009,211 shares of common stock and warrants to purchase 1,009,211 shares of our common stock in connection with this private equity offering.  The exercise price for the Warrant is priced at $1.40.  The gross proceeds we received from this private equity offering was $706,447.   In connection with this private equity offering, we issued to an agent as a commission 70,645 Units for services rendered in the private equity offering on the same terms as the Units issued to each investor.  The agent is a licensed broker-dealer.  We completed this offering pursuant to Sections 4(2) and 4(6) of the Securities Act. of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated thereunder.  In connection with the sale of these Units, we relied on each of the investors' written representations that they were an "accredited investor" as defined in Rule 501(a) under the Securities Act.  Each investor represented its intention to acquire the securities for investment only and not with a view toward distribution.  We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to each investor.  Each investor was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these Units by any form of general solicitation or general advertising.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Securities Holders

None.

Item 5.     Other Information

None

Item 6.     Exhibits

Exhibit No.

Description of Exhibit

3.1 (1)

Articles of Incorporation

3.2 (2)

Articles of Merger effective March 9, 2007 (to change name to Nordic Nickel Ltd.)

3.3 (3)

Articles of Merger effective November 14, 2007 (to change name to Constitution Mining Corp.)

3.4 (4)

Bylaws, as amended as of October 30, 2007

10.1 (5)

Assignment Agreement, dated effective December 12, 2007, between Proyectos Mineros S.A. and Constitution Mining Corp. regarding Atena Gold Property

10.2 (6)

Assignment Agreement, dated effective January 8, 2008, between Proyectos Mineros S.A. and Constitution Mining Corp. regarding Cerro Amarillo Property

10.3 (7)

Assignment and Assumption of Lease and Debt Agreement, dated effective January 18, 2008

10.4 (8)

Assignment Agreement, dated effective March 17, 2008, between Proyectos Mineros S.A. and Constitution Mining Corp., regarding the Amira, Amira Norte and Esparta II Properties

10.5 (3)

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

(3)   Previously filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the SEC on April 15, 2008.

(4)   Previously filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007, as filed with the SEC on November 13, 2007.

(5)   Previously filed with the SEC as an exhibit to our Current Report on Form 8-K, as filed with the SEC on December 18, 2007.

(6)   Previously filed with the SEC as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 10, 2008.

(7)   Previously filed with the SEC as an exhibit to our Current Report on Form 8-K, as filed with the SEC on January 24, 2008.

(8)   Previously filed with the SEC as an exhibit to our Current Report on Form 8-K, as filed with the SEC on March 21, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTITUTION MINING CORP.

By:            "Willem Fuchter"

                  Willem Fuchter

                  President, Chief Executive Officer, Principal Executive Officer and a director

Date:        May 20, 2008

By:            "Kenneth Phillippe"

                  Kenneth Phillippe

                  Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer

Date:        May 20, 2008