Form 10-Q
period 2008-06-30
CONSTITUTION MINING CORP
filed 2008-08-19
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

Commission File Number: 000-49725

Constitution Mining Corp.
(Exact name of registrant as specified in its charter)

Nevada	88-0455809
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6139 South Rural road, Suite 103, Tempe Arizona 85283-2929
(Address of principal executive offices)

(480) 820-5950
(Registrant’s telephone number, including area code)
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  51,462,156 common shares as of August 10, 2008.

 PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Balance Sheet as of June 30, 2008;
F-2	Unaudited Statements of Operations for the three and six months ended June 30, 2008 and 2007 and from inception on March 6, 2000 to June 30, 2008;
F-3	Unaudited Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 and from inception on March 6, 2000 to June 30, 2008;
F-4	Unaudited Statement of Changes in Stockholders' Equity from inception on March 6, 2000 to June 30, 2008;
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 June 2008		As at 31 December 2007 (Audited)
Assets	$		$

Current
Cash and cash equivalents		96,108		54,642
Amounts receivable		-		4,000
Prepaid expenses		-		49,708

		96,108		108,350

Property and equipment (Note 4)		74,506		-

Website development cost (Note 5)		33,077		-

Unproven oil and gas exploration property (Note 3)		-		481,504

		203,691		589,854
Liabilities

Current
Accounts payable and accrued liabilities (Note 7)		594,410		62,787
Convertible debentures (Note 8)		-		788,619
Due to related party (Note 9)		409,364		11,388

		1,003,774		862,794
Stockholders’ deficiency
Capital stock (Note 11)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
30 June 2008 – 50,462,156 common shares, par value $0.001
31 December 2007 – 48,582,300 common shares, par value $0.001		50,462		48,582
Share subscriptions received in advance (Note 16)		242,315		-
Additional paid in capital		2,561,328		1,247,309
Deficit, accumulated during the development stage		(3,654,188)		(1,568,831)

		(800,083)		(272,940)

		203,691		589,854

Nature and Continuance of Operations (Note 1), Commitments (Note 15) and Subsequent Events (Note 16)

The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 June 2008		For the three month period ended 30 June 2008		For the three month period ended 30 June 2007		For the six month period ended 30 June 2008		For the six month period ended 30 June 2007
	$		$		$		$		$

Operating expenses
Acquisition of mineral property interest		760,260		110,000		-		760,260		-
Amortization expense		173,521		9,376		-		13,019		32,100
Default on oil and gas deposit		25,000		-		-		-		-
Exploration Costs		690,615		269,124		1,912		690,615		1,912
Interest on convertible debentures (Note 8)		126,525		-		18,305		-		36,696
Investor relations		372,048		176,897		6,414		271,890		17,914
Management fees (Note 10)		317,812		95,312		50,710		173,312		76,680
Office and miscellaneous (recovery)		94,358		29,050		(1,846)		68,491		(1,003)
Professional fees		611,964		166,060		7,397		316,309		17,066
Rent		33,246		10,866		1,084		18,163		1,684
Stock-based compensation		625,035		-		~~-~~		-		-
Travel		136,843		38,757		-		82,958		-

		(3,967,227)		(905,442)		(83,976)		(2,395,017)		(183,049)

Foreign exchange loss		(1,746)		8,456		1,158		301		1,158
Gain on sale of oil and gas property (Notes 3 & 8)		307,115		-		-		307,115		-
Interest income		7,670		254		1,994		2,244		1,994
		313,039		8,710		3,152		309,660		3,152
Net operating loss and comperhensive loss for the period		(3,654,188)		(896,732)		(80,824)		(2,085,357)		(179,897)

Basic and diluted loss per common share				0.0018		0.0017		0.0042		0.0038

Weighted average number of common shares used in per share calculations				50,343,244		48,410,492		49,758,162		47,218,491

The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 June 2008		For the three month period ended 30 June 2008		For the three month period ended 30 June 2007		For the six month period ended 30 June 2008		For the six month period ended 30 June 2007
	$		$		$		$		$

Cash flows from operating activities
Loss for the period		(3,654,188)		(896,732)		(80,824)		(2,085,357)		(179,897)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Note 8)		126,525		-		18,305		-		36,696
Amortization (Note 3, 4 and 5)		173,521		9,376		-		13,019		32,100
Contributions to capital by related party – expenses		15,000		-		-		-		600
Shares issued for mineral properties		560,000		-		-		560,000		-
Shares issued for services (Note 11)		49,452		49,452				49,452
Gain on sale of oil & gas property (Note 3, 8 and 14)		(307,115)		-		-		(307,115)		~~-~~
Stock based compensation		625,035		-		-		-		~~-~~
Changes in operating assets and liabilities
Decrease in deposit and prepaid expenses		-		-		-		53,708		-
Increase (decrease) in accounts payable and accrued liabilities		594,410		361,979		(37,421)		531,623		(4,018)
Increase in due to related party		409,364		242,853		-		397,976		-

		(1,407,996)		(233,072)		(99,940)		(786,694)		(114,519)

Cash flows from investing activities
Purchase of equipment		(80,909))		(76,442)		-		(80,909)		-
Website development costs		(39,693)		-		-		(39,693)		-
Purchase of oil and gas property (Note 3)		(642,006)		-		-		-		-

		(762,608)		(76,442)		-		(120,602)		-
Cash flows from financing activities
Common shares issued for cash (Note 11)		1,359,397		706,447		317,800		706,447		502,950
Convertible debentures (Notes 8)		665,000		-		-		-		-
Increase (decrease) in due to related party		242,315		(464,132)		(298)		242,315		(298)

		2,266,712		242,315		317,502		948,762		502,652

Increase in cash and cash equivalents		96,108		(67,199)		217,562		41,466		388,133

Cash and cash equivalents, beginning of period		-		163,307		198,044		54,642		27,473

Cash and cash equivalents, end of period		96,108		96,108		415,606		96,108		415,606

Supplemental Disclosures with Respect to Cash Flows (Note 14)

The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Share capital		Additional paid-in capital		Share subscriptions received in advance/share receivables		Deficit, accumulated during the exploration stage		Total stockholders’ deficiency
		$		$		$		$		$
Balance at 6 March 2000 (inception)
Common shares issued – cash	2,000,000		2,000		1,000		-		-		3,000
Net loss for the period	-		-		-		-		(2,291)		(2,291)

Balance at 31 December 2000	2,000,000		2,000		1,000		-		(2,291)		709
Common shares issued – cash	5,000,000		5,000		42,000		-		-		47,000
Net loss for the year	-		-		-		-		(10,571)		(10,571)

Balance at 31 December 2001	7,000,000		7,000		43,000		-		(12,862)		37,138
Net loss for the year	-		-		-		-		(12,097)		(12,097)

Balance at 31 December 2002	7,000,000		7,000		43,000		-		(24,959)		25,041
Net loss for the year	-		-		-		-		(11,019)		(11,019)

Balance at 31 December 2003	7,000,000		7,000		43,000		-		(35,978)		14,022
3 for 1 forward split	14,000,000		14,000		(14,000)		-		-		-
Net loss for the year	-		-		-		-		(6,451)		(6,451)

Balance at 31 December 2004	21,000,000		21,000		29,000		-		(42,429)		7,571
2 for 1 forward split	21,000,000		21,000		(21,000)		-		-		-
Net loss for the year	-		-		-		-		(18,338)		(18,338)

Balance at 31 December 2005	42,000,000		42,000		8,000		-		(60,767)		(10,767)
Common shares issued – cash	4,000,000		4,000		76,000		-		-		80,000
Contributions to capital by related party – expenses	-		-		14,400		-		-		14,400
Net loss for the year	-		-		-		-		(289,343)		(289,343)
Balance at 31 December 2006	46,000,000		46,000		98,400		-		(350,110)		(205,710)
Contributions to capital by related party – expenses	-		-		600		-		-		600
Common shares issued – debt	1,145,300		1,145		21,761		-		-		22,906
Common shares issued – cash	1,437,000		1,437		501,513		-		-		502,950
Stock-based compensation (Note 12)	-		-		625,035		-		-		625,035
Net loss for the period	-		-		-		-		(1,218,721)		(1,218,721)

Balance at 31 December 2007	48,582,300		48,582		1,247,309		-		(1,568,831)		(272,940)

Common shares issued – mineral properties (Note 11)	800,000		800		559,200		-		-		560,000
Common shares issued – cash	1,009,211		1,009		705,438		-		-		706,447
Common shares issued – services (Note 11)	70,645		71		49,381		-		-		49,452
Share subscription received in advance (Note 16)	-		-		-		242,315		-		242,315
Net loss for the period	-		-		-		-		(2,085,357)		(2,085,357)

Balance at 30 June 2008	50,462,156		50,462		2,561,328		242,315		(3,654,188)		(800,083)

The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

1.            Nature and Continuance of Operations

Constitution Mining Corp. (the “Company”) was incorporated in the State of Nevada under the name “Crafty Admiral Enterprises, Ltd.” on 6 March 2000. On 9 March 2007 the Company changed their name to “Nordic Nickel Ltd.”. The Company changed their name pursuant to a parent/subsidiary merger between the Company (as “Crafty Admiral Enterprises, Ltd.”) and its wholly-owned non-operating subsidiary, Nordic Nickel Ltd., which was established for the purpose of giving effect to this name change. On 15 November 2007 the Company changed their name to “Constitution Mining Corp.”. The Company changed their name pursuant to a parent/subsidiary merger between the Company (as “Nordic Nickel Ltd.”) and its wholly-owned non-operating subsidiary, Constitution Mining Corp., which was established for the purpose of giving effect to this name change. The Company is in the currently in the exploration stage of its operations and no revenue has been generated to date.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 30 June 2008 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $2,085,357 for six month period ended 30 June 2008 (2007 - $179,897) and has working capital deficit of $907,666 at 30 June  2008 (31 December 2007 - $754,444).

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

On 27 June 2006, the Company acquired a 100% interest in a mineral, oil and gas property lease located in St. Francis County, Arkansas (the “Tombaugh Lease”) for cash payment of $642,006. Since acquiring our interest under the Tombaugh Lease, the Company shifted its focus from the oil and gas sector to seeking business opportunities in relation to nickel deposits in selected Nordic regions. We were not successful pursuing business opportunities developing nickel deposit in the Nordic regions, and again sought to reorganize our operations in November 2007.  Since November 2007 our current focus is on the acquisition and development of our interests in mining properties located in South America.

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

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

Basis of presentation and consolidation

The accounting and reporting policies of the Company conform to the accounting principles generally accepted in the United States of America applicable to development stage enterprises and are expressed in U.S. dollars.  The Company’s fiscal year-end is 31 December.

These consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Constitution Mining Argentina SA, a company incorporated under the laws of Argentina, since its date of incorporation on 4 March 2008. All inter-company balances and transactions have been eliminated on consolidation.

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
30 June 2008

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 June 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
30 June 2008

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

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

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

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

Website development costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under AICPA Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, will be expensed as incurred.  The costs of website development during the planning stage, as defined under Emerging Issued Task Force (“EITF”) No. 00-2 “Accounting for Web Site Development Costs”, will also be expensed as incurred.

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

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise.”  SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 6 March 2000 to 30 June 2008.

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars.  The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

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

Stock-Based Compensation

Effective 1 January 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No.123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 January 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company adopted SFAS No. 23(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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
30 June 2008

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

3.         Unproven Oil and Gas Exploration Property

Tombaugh Farms Property – St. Francis County, Arkansas

On 27 June 2006, the Company acquired a 100% interest in a mineral, oil and gas property lease located in St. Francis County, Arkansas (the “Tombaugh Lease”) for an up front cash payment of $642,006.  The lease is for a period of five years and is subject to a 19% royalty on oil and other liquid hydrocarbons produced, saved and sold, and can be extended at the option of the Company for an additional five years on the same terms.  By agreements effective 18 January 2008, the Company assigned all of its rights, title and interest in the Tombaugh Lease with a book value of $481,504 to a purchaser in consideration for the purchaser assuming the Company’s outstanding payment obligations of $788,619 related to its convertible debentures. The Company recorded a gain of $307,115 upon completion of the transaction. (Notes 8 and 14)

	Balance at 30 June 2008		Balance at 31 December 2007 (Audited)
	$		$
Unproven oil and gas properties consist of the following:
Undeveloped properties		-		481,504

		-		481,504

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed.

	During the period ended 30 June 2008		During the year ended 31 December 2007 (Audited)
	$		$

Acquisition – unproved		481,504		513,604
Disposal through assignment of rights		(481,504)		-
Amortization		-		(32,100)

		-		481,504

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

4.             Property and Equipment

	Cost		Accumulated Amortization		Net Book Value As at 30 June 2008
	$		$		$

Equipment		80,909		6,403		74,506

		80,909		6,403		74,506

During the six month period ended 30 June 2008, total additions to property and equipment were $80,909 (30 June 2007 – $Nil).

5.             Website Development Cost

	Cost		Accumulated Amortization		Net Book Value As at 30 June 2008
	$		$		$

Website Development		39,693		6,616		33,077

		39,693		6,616		33,077

During the six month period ended 30 June 2008, total additions to website development were $39,693 (30 June 2007 – $Nil).

6.             Mineral Properties

Atena Gold Project

On 12 December 2007 the Company entered into an assignment agreement to acquire the right to explore and option to purchase the 3,676 hectare Atena Gold Project located in the Salta Province of Argentina.   Pursuant to the assignment agreement, the Company is required to issue 500,000 (issued and valued at $0.70 per share) shares and pay $60,000 (paid 25 July 2008).   The Company will acquire 100% of the option if it incurs a minimum of $3,740,000 in work commitment expenditures on the property and issues 7,000,000 shares according to the following schedule: (Notes 11, 15 and 16)

a.	$240,000 in expenditures plus a further issuance of 1,000,000 shares on or before 15 March 2008; (Completed 6 August 2008) (Note 16)

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

b.	a further $500,000 in expenditures plus a further issuance of 2,000,000 shares on or before 15 March 2009;
c.	a further $1,000,000 in expenditures plus a further issuance of 4,000,000 shares on or before 15 March 2010; and

d.	a further $2,000,000 in expenditures on or before 15 March 2011.

The option is subject to a 1% net smelter returns royalty.

Cerro Amarillo Property

On 8 January 2008 the Company entered into an assignment agreement to explore and option the 14,221 hectare Cerro Amarillo Property located in the Province of Mendoza, Argentina with a company related to the Company by way of a director and shareholder in common.  Pursuant to the terms of the assignment agreement, the Company issued 300,000 shares (issued and valued at $0.70 per share) and pay $10,000 (paid 25 July 2008).  The Company is to acquire a 100% of the option if it incurs a minimum of $450,000 in work commitment expenditures on the property and issues 2,100,000 shares according to the following schedule: (Notes 10, 11, 15 and 16)

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

Amira, Amira Norte and Esparta II

On 17 March 2008 the Company entered into an assignment agreement with Proyectos Mineros S.A. (“PMSA”), a company related to the Company by way of a director and shareholder in common. Under the assigned agreement, PMSA assigned to the Company PMSA's right to explore and option to purchase a 90% interest in three mining properties referred to as “Amira”, “Amira Norte” and “Esparta II” (collectively, the "Properties"), which are located in the Province of Salta, Argentina. In order for the Company to keep its interest in good standing and to exercise the option to acquire a 90% interest in the Properties, the Company must make the following payments to the Titleholder, as set forth in the Underlying Option Agreement: (Note 15).

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

a.        US $75,000 by 19 January 2009;

b.        a further US$150,000 by 19 January 2010;

c.        a further US$200,000 by 19 January 2011; and

d.        a further US$1,000,000 by 19 January 2012, by means of which final payment the Option to acquire a 90% interest in the Properties will have been automatically exercised.

7.         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

8.         Convertible Debentures

Balance at 30 June 2008	Balance at 31 December 2007 (Audited)
$	$
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

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

By agreements effective 18 January 2008, the Company assigned all of its rights, title and interest in the Tombaugh Lease with a book value of $481,504 to a purchaser in consideration for the purchaser assuming the Company’s outstanding payment obligations of $788,619 related to its convertible debentures. The Company recorded a gain of $307,115 upon completion of the transaction. (Notes 3 and 14)

9.             Due to Related Party

As at 30 June 2008, the amount in due to related party consists of $409,364 (31 December 2007 - $11,388) payable to directors, officers and shareholders of the Company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

10.          Related Party Transactions

During the six month period ended 30 June 2008, the Company paid or accrued management and consulting fees of $173,312 to directors and officers of the Company or company’s controlled by directors and officers (30 June 2007 - $63,000).

The Company’s transactions related to its Cerro Amarillo and Amira, Amira Norte and Esparta II mineral properties were completed with a company related to the Company by way of a director and shareholder in common (Note 6).

11.           Capital Stock

Authorized

The total authorized capital consists of:

•	300,000,000 of common shares with par value of $0.001
•	50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

30 June 2008 the total issued and outstanding capital stock is 50,462,156 common shares with a par value of $0.001 per share.

On 25 January 2008 the Company issued 500,000 common shares valued at $0.70 per share in pursuant to the Atena Gold Project assignment agreement (Notes 6 and 14).

On 25 January 2008 the Company issued 300,000 common shares valued at $0.70 per share pursuant to the Cerro Amarillo assignment agreement (Notes 6 and 14).

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

On 9 April 2008 the Company issued 1,009,211 Units at a price of $0.70 per Unit.  Each unit consists of one common share and one Share Purchase Warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2009, commencing 7 October 2008.

On 11 April 2008 the Company issued an additional 70,645 units at a price of $ 0.70 per unit for services rendered by a private placement agent. Each unit consists of one common share and one Share Purchase Warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2008, commencing 7 October 2008. (Note 14)

Stock options

During the six month period ended 30 June 2008, the Company granted 6,380,000 stock options entitling the holders to purchase up to 6,380,000 common shares of the Company for proceeds of $1.00 per common share expiring 4 February 2018. (Note 12)

These stock options vest on the followings dates:

Vesting date	Number of options

4 August 2008	3,190,000
4 February 2009	3,190,000

6,380,000

The following incentive stock options were outstanding at 30 June 2008:

	Exercise price	Number of options	Remaining contractual life (years)
			$

Options	1.00	6,380,000		9.85

		6,380,000

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

12.      Stock-Based Compensation

The following is a summary of stock based compensation activities during the period ended 30 June 2008:

	Number of shares	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2008	3,200,000		0.30

Granted	6,380,000		1.00
Exercised	-
Cancelled	(3,200,000)		0.30

Outstanding and exercisable at 30 June 2008	6,380,000		1.00

Weighted average fair value of options granted during the year			$1.00

During the six month period ended 30 June 2008, the Company cancelled 3,200,000 options that were issued. A total of 2,400,000 of these options vested during the year ended 31 December 2007 and the Company recorded stock-based compensation of $625,035 related to these vested options.

The fair value of each option was estimated on the date of grant using Black-Scholes option-pricing model. The assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy the Company’s stock with contractual terms closest to the expected life of options granted to employees, directors or consultants applying the guidance provided by SAB 107.

The following assumptions were used for the Black-Scholes valuation of stock options granted:

	2008	2007

Risk free interest rate	3.67%	4.87%
Expected life	10 year	10 year
Annualized volatility	86%	73%
Expected dividends	-	-

The total estimated fair value of the 6,380,000 stock options granted during the six month period ended 30 June 2008 was $5,816,499 ($0.91 per option).  During the period ended 30 June 2008, stock-based compensation of $Nil has been recorded in the statement of operations with a corresponding amount recorded as contributed surplus in stockholders’ deficiency. (Note 11)

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

13.      Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2008.  There are no current or deferred tax expenses for the period ended 30 June 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 30 June 2008		For the six month period ended 30 June 2007
	$		$
Deferred tax asset attributable to:
Current operations		709,021		27,480
Amortization		(4,426)		-
Contributions to capital by related party – expenses		-		-
Stock based compensation		-		-
Less: Change in valuation allowance		(704,595)		(27,480)

Net refundable amount		-		-

The composition of the Company’s deferred tax assets as at 30 June 2008 and 31 December 2007 is as follows:

	As at 30 June 2008		As at 31 December 2007
	$		$

Net income tax operating loss carryforward		(2,840,632)		(768,293)

Statutory federal income tax rate		34%		34%
Effective income tax rate		0%		0%

Deferred tax assets
Tax loss carryforward		965,815		261,220
Less: Valuation allowance		(965,815)		(261,220)

Net deferred tax asset		-		-

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2008, the Company has an unused net operating loss carryforward balance of approximately $2,796,000 that is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2028.

14.           Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 30 June 2008		For the six month period ended 30 June 2008		For the six month period ended 30 June 2007
	$		$		$

Cash paid during the year for interest		-		-		-
Cash paid during the year for income taxes		-		-		-

During the six month period ended 30 June 2008, the Company issued 500,000 common shares valued at $0.70 per share in pursuant to the Atena Gold Project assignment agreement (Notes 6 and 11).

During the six month period ended 30 June 2008, the Company issued 300,000 common shares valued at $0.70 per share pursuant to the Cerro Amarillo assignment agreement (Notes 6 and 11).

By agreements effective 18 January 2008, the Company assigned all of its rights, title and interest in the Tombaugh Lease with a book value of $481,504 to a purchaser in consideration for the purchaser assuming the Company’s outstanding payment obligations of $788,619 related to its convertible debentures. The Company recorded a gain of $307,115 upon completion of the transaction. (Notes 3 and 8)

During the six month period ended 30 June 2008 the Company issued an additional 70,645 units at a price of $ 0.70 per unit for services rendered by a private placement agent. Each unit consists of one common share and one Share Purchase Warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2008, commencing 7 October 2008. (Note 11)

15.           Commitments

The Company is subject to certain commitments related to its of the mineral property interest (Note 6).

Constitution Mining Corp.
(formerly Nordic Nickel Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 June 2008

16.          Subsequent Events

Subsequent to 30 June 2008 the following events occurred:

a.)
The Company completed a private equity offering of 5,007,300 Units at $0.80 per Unit (the "Units") to a total of sixty-three (63) investors.  Each Unit consists of one (1) share of Common Stock, par value $0.001, and one (1) Common Stock Purchase Warrant (the “ Warrant”) to purchase one (1) share of common stock, exercisable commencing six months from the closing date of the offering and terminating one year from the closing date of the offering.  As a result, the Company issued a total of 5,007,300 shares of common stock and warrants to purchase 5,007,300 shares of our common stock in connection with this private equity offering.  The exercise price for the Warrant is priced at $1.40.  The gross proceeds we received from this private equity offering was $4,005,840, out of which $242,315 was received before the period ended 30 June 2008.

b.)	The Company issued 1,000,000 common sharers and paid $60,000 pursuant to the Atena Gold Project assignment agreement (Note 6).

c.)	The Company paid $10,000 pursuant to the Cerro Amarillo Property assignment agreement (Note 6).

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our capital needs, business plans and expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Constitution Mining.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”). You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Constitution Mining” mean Constitution Mining Corp. and our subsidiaries unless otherwise indicated.

Overview

We were incorporated in the state of Nevada under the name Crafty Admiral Enterprises, Ltd. on March 6, 2000.  Our original business plan was to sell classic auto parts to classic auto owners all over the world through an Internet site/online store; however, we were unsuccessful in implementing the online store and were unable to afford the cost of purchasing, warehousing and shipping the initial inventory required to get the business started. As a result, we ceased operations in approximately July 2002.

During our fiscal year ended December 31, 2006, we reorganized our operations to pursue the exploration, development, acquisition and operation of oil and gas properties.  On June 27, 2006, we acquired a leasehold interest in a mineral, oil and gas property located in St. Francis County, Arkansas for a cash payment of $642,006, pursuant to an oil and gas agreement we entered into on April 29, 2006 (the "Tombaugh Lease"). Shortly after acquiring the Tombaugh Lease, we suspended our exploration efforts on the property covered by the Tombaugh Lease in order to pursue business opportunities developing nickel deposits in Finland, Norway and Western Russia. On January 18, 2008, we assigned all of our right, title and interest in and to the Tombaugh Lease to Fayetteville Oil and Gas, Inc., which agreed to assume all of our outstanding payment obligations on the Tombaugh Lease as consideration for the assignment.  On March 9, 2007, we changed our name to better reflect our business to "Nordic Nickel Ltd." pursuant to a parent/subsidiary merger with our wholly-owned non-operating subsidiary, Nordic Nickel Ltd., which was established for the purpose of giving effect to this name change.  We were not successful pursuing business opportunities developing nickel deposits in Finland, Norway and Western Russia and again sought to reorganize our operations in November 2007.

In November 2007, we reorganized our operations and our current focus is on the acquisition and development of our interests in mining properties located in the Salta and Mendoza provinces of Argentina.  Effective November 14, 2007, we merged with our wholly-owned subsidiary, Constitution Mining Corp., pursuant to Articles of Merger that we filed with the Nevada Secretary of State on November 6, 2007.  We decided to change our name to "Constitution Mining Corp." to better reflect our current focus on the acquisition and development of mining properties.  We are an exploration stage company and there is no assurance that commercially exploitable reserves of gold or other minerals exist on any of our property interests. In the event that commercially exploitable reserves of gold or other minerals exist on any of our property interests, we cannot guarantee that we will make a profit. If we cannot acquire or locate mineral deposits, or if it is not economical to recover the mineral deposits, our business and operations will be materially and adversely affected.

Our current business plan calls for investing any surplus operating capital resulting from retained earnings into bullion accounts and does not include holding retained earnings, if any, in cash or cash equivalents.  In the event that commercially exploitable reserves of minerals exist on any of our property interests and we are able to make a profit, our business plan is to sell enough mineral reserves to satisfy all of our expenses and invest all retained mineral reserves in bullion accounts established in Zurich, Switzerland. The price of precious and base metals such as gold and silver has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and, therefore, the change in the value of our retained earnings held in bullion accounts cannot accurately be predicted and is subject to significant fluctuation.  There can be no assurance that the value of any bullion accounts established by us to hold retained mineral reserves, if any, will not be adversely impacted by fluctuations in the price of base and precious metals resulting in significant losses.

The disclosure that follows is a summary of each of our property interests.

Atena Property

On December 12, 2007, we entered into an Assignment Agreement with Proyectos Mineros S.A. ("PMSA") (formerly Recursos Maricunga S.A.) to acquire PMSA's right to explore and option to purchase certain mineral rights on properties known as the Atena Gold Project ("Atena") located in the Salta Province of Argentina (the "Property"). The Property consists of an aggregate 3,676 hectares. PMSA acquired its right to explore and option to purchase the mineral rights to these properties from Rio Tinto Mining & Exploration Ltd., Argentine Branch.

Pursuant to the terms of the Assignment Agreement, we have issued to PMSA 1,500,000 shares of our common stock and paid PMSA $60,000.  We will acquire 100% of this option if we incur a minimum of an additional $3,500,000 in work commitment expenditures on the Property ("Expenditures") and issue 6,000,000 shares of our common stock to PMSA in accordance with the following schedule:

•	a further $500,000 in Expenditures plus a further issuance of 2,000,000 shares of our common stock on or before March 15, 2009;

•	a further $1,000,000 in Expenditures plus a further issuance of 4,000,000 shares of our common stock on or before March 15, 2010; and

•	a further $2,000,000 in Expenditures on or before March 15, 2011.

We will acquire 100% of the Option once we have completed our commitments, as set forth above, on or before March 15, 2011.  Following the completion of this acquisition and payment of the consideration set forth above, we will grant to PMSA a 1% net smelter returns royalty. The option grants us the exclusive possession of the properties for mineral exploration, together with the right to purchase the minerals rights to these properties upon exercise of the option.

Proposed Exploration Program

A Phase 1 exploration program was completed in February 2008.  During this phase, field geologists collected composite samples approximately every 50 metres along the entire-36 kilometre vein system on the project area.  The samples were sent to ALS Chemex, the South American division of the ALS Laboratory Group for analysis.  Results of these samples indicated an anomalous area of approximately 5 kilometres by 3 kilometres  which is the subject of follow-up exploration in a Phase 2 program. The Phase 2 program comprises of trenching and detailed sampling as well as detailed geological mapping.  These activities are expected to outline the shape and tenor of  pay shoots which can then be tested in the subsurface  by diamond drilling in a Phase 3 program. While the project area lies at 3900m above sea level in the altiplano or puna of northwest Argentina, fieldwork can be conducted all year-round.  The Phase 2 program has commenced and is expected to be completed by November 2008, after which the Phase 3 drilling program will commence.

Our anticipated exploration expenses at the Atena Project for the following 180 days are as follows:

Activity	USD 000s
PHASE 2 - FOLLOW-UP EXPLORATION Mineral Property Maintenance Permitting Geological Mapping Trenching Analytical Costs Field Expenses Personnel Consultants Transport Travel	4 1 5 35 30 15 35 15 20 5
subtotal	165
PHASE 3 - 1st STAGE DRILLING (TARGET TESTING) Mineral Property Maintenance Permitting Drilling (2000m) Drilling Support Analytical Costs Field expenses Personnel Transport Travel	4 1 200 30 30 15 35 15 20 5
subtotal	355
TOTAL	520

Amira, Amira Norte and Esparta II Properties

Effective March 17, 2008, we entered into an assignment agreement dated March 17, 2008 with PMSA, whereby PMSA assigned to us PMSA’s right to explore and option to purchase a 90% interest in the mineral rights of three mining properties referred to as “Amira”, “Amira Norte” and “Esparta II”, located in the Province of Salta, Argentina.  Pursuant to the terms of our agreement with PMSA, PMSA has assigned to us all of PMSA’s rights and obligations under an option agreement by and between PMSA and the registered titleholder to the properties, Silvia Rene Rodriguez, in consideration of our recognizing to PMSA a 1% net smelter returns royalty.  In order for us to keep our interest in good standing and to exercise the option to acquire a 90% interest in the mineral rights of these properties, we must make the following payments to Ms. Rodriguez, as set forth in the underlying option agreement:

•	$75,000 by January 19, 2009;

•	a further $150,000 by January 19, 2010;

•	a further $200,000 by January 19, 2011; and

•	a further $1,000,000 by January 19, 2012, by means of which final payment the option to acquire a 90% interest in the mineral rights of these properties will have been automatically exercised.

Proposed Exploration Program

The properties referred to as “Amira”, “Amira Norte” and “Esparta II”, located in the Province of Salta, Argentina, are located in close proximity to our interests discussed above under the subheading "Atena Property" and together these properties form a part of a mining project referred to as the "Atena Project."  The location and scope of our exploration program activities on the Atena Property will be extended to also include the Amira, Amira Norte and Esparta II properties.

Cerro Amarillo Property

On January 8, 2008, we entered into an Assignment Agreement with Proyectos Mineros S.A. ("PMSA") (formerly Recursos Maricunga S.A.) to acquire PMSA's right to explore and option to purchase certain mineral rights on properties known as the Cerro Amarillo Property located in the Departamento Malargue, Province of Mendoza, Argentina. This property consists of an aggregate 14,221.7 hectares.

Pursuant to the terms of the Assignment Agreement, we issued to PMSA 300,000 shares of our common stock and paid PMSA $10,000 in July 2008.  We will acquire 100% of this option if we incur a minimum of $450,000 in work commitment expenditures on this property ("Expenditures") and issue 2,100,000 shares of our common stock to PMSA in accordance with the following schedule:

•	$200,000 in Expenditures plus a further issuance of 300,000 shares of our common stock on or before January 8, 2009;

•	a further $250,000 in Expenditures plus a further issuance of 600,000 shares of our common stock on or before January 8, 2010;

•	a further issuance of 600,000 shares of our common stock on or before January 8, 2011; and

•	a further issuance of 600,000 shares of our common stock on or before January 8, 2012.

If we exercise the Option to acquire 100% of this property, then we must issue an additional 3,000,000 shares of our common stock to PMSA. The Option is subject to a 1% net smelter returns royalty in favor of the underlying titleholder. The Option contains certain work expenditure obligations, which are intended to be satisfied by the Expenditures prescribed under the Agreement.

Proposed Exploration Program

The Cerro Amarillo Property is untested property that has drill targets indicated by geophysics as well as a number of other unexplored prospective areas.  Although a number of drill targets have been outlined by previous work, our proposed program will involve additional exploration by detailed mapping and sampling on the whole of the property as well as the region with a view to identifying additional drill targets before undertaking a 1st stage drill program.  In addition, some 10km of access road will be constructed in anticipation of the drill program.

With respect to the timeframe, fieldwork can be conducted only for six months a year at Cerro Amarillo which lies in a snow belt.  Because of the onset of the austral winter and the occurrence of significant snow, the drilling can only commence in the spring and summer seasons.

In February 2008, we commenced exploration on the Cerro Amarillo Property in Mendoza, Argentina.  The Phase 1 program, designed to further identify trench and drill targets, comprises detailed mapping and sampling together with ground magnetic surveying.   We have established a camp on the property from which exploration activities will be conducted. An international geological consultant supported by local geologists and field technicians lead this project, which was completed in eight weeks.

The detailed mapping confirmed that the Cerro Amarillo occurrences contain a classical porphyry-style mineralized system that includes stockwork, disseminated, breccias, skarn, and vein-types of mineralization. These types of mineralization are zoned with a central porphyry plug containing vein stockworks together with disseminated mineralization This plug is surrounded by mineralized hydrothermal breccias (shattered rock) with abundant pyrite that may result in an excellent supergene trap for leached copper and gold. Skarn replacement mineralization occurs in almost a perfect ring at the intersection of the vertical cylinder of breccias and the shallow-dipping calcareous sedimentary sequence. At the current level of erosion, almost the entire ring is exposed. Sparse peripheral veins occur out to a radius of approximately one kilometer.  The unique level of exposure of this system would allow the core stockwork-disseminated mineralization, the supergene breccias, and the skarns to be extracted in a single open-pit with a very low stripping ratio.

The second phase is expected to commence in late September this year with the construction of a drill road up to the prospect.

Our anticipated exploration expenses at the Cerro Amarillo Project for the remainder of 2008 are as follows:

Activity	USD 000s
ACCESS ROAD Contractor Costs Field Expenses Personnel Transport Travel	55 5 15 5 5
subtotal	85
CAMP ESTABLISHMENT Equipment Logistics Field expenses Personnel Transport Travel	15 5 5 5 3 2
subtotal	35

1ST STAGE DRILLING (TARGET TESTING)
Property Maintenance Costs
Permitting
Drill Pad Construction
Drilling (1000m of 3000m program)
Drilling Support
Analytical Costs
Field Expenses
Personnel
Consultants
Transport
Travel
4 1 20 110 20 20 15 20 35 5 5
subtotal	255
TOTAL	375

If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  In addition, substantially all of our assets will be put into commercializing our rights to the areas covered by these option agreements.  Accordingly, any adverse circumstances that affect the areas covered by these option agreements and our rights thereto would results in an adverse affect to us.  If any of these situations were to arise, we would need to consider alternatives, both in terms of our prospective operations and for the financing of our activities. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash-flow positive, or raise additional debt and/or equity capital.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We are also focusing on seeking additional mining opportunities, some of which may be mineral deposits that are fully defined and have already gone through the feasibility stage of development and are ready to produce.  In other cases, the mineral deposits we seek to acquire may have a significant amount of proven and probable resources with what we believe to be excellent potential for expansion. We may also seek to acquire other drill-ready exploration projects that contain little or no proven resources, as with the options we currently hold to acquire existing mining projects in Argentina, but that are strategically positioned to offer what we perceive as exceptional potential at a comparatively minimal expense.

Due to the extensive and expensive development programs required to prove mineral resources and reserves, as is typical in the mining business, companies such as ours are able to acquire deposits at significant discounts of the known in-the-ground value of the gold, silver, or other minerals.   In the event that we do locate a commercially exploitable mineral deposits, we may determine that it is commercially advantageous to sell our property interests rather than enter into production of any commercially mineral deposits on the property ourselves.

Plan of Operations

Our plan of operations within the next twelve months is to complete the following objectives within the time periods specified:

1.
In accordance with the terms of the assignment agreements pursuant to which we acquired our mineral property interests, we plan to incur the following exploration costs with respect to our mineral property interests over the next twelve months:

•	$560,000 in expenditures by March 15, 2009 with respect to the Atena Property;

•	$210,000 by January 8, 2009 with respect to the Cerro Amarillo property; and

•	$75,000 by January 19, 2009 with respect to the Amira, Amira Norte and Esparta II properties.

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

Thus, we estimate that our expenditures over the next twelve months will be approximately $1,445,000. During the twelve month period following the date of this report we anticipate that we will not generate any revenue.  As at June 30, 2008, we had cash and cash equivalents of $96,108 and a working capital deficit of $907,666.  Subsequent to the reporting period, we received gross proceeds of $4,005,840 in connection with a private equity offering.  As such, our management anticipates that current cash on hand is sufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.

Results of Operations

We have not generated any revenues from our operations in either of the past two fiscal years.

We incurred operating expenses in the amount of $905,442 for the three months ended June 30, 2008, compared to operating expenses of $83,976 for the same reporting period in the prior year. We incurred operating expenses in the amount of $2,395,017 for the six months ended June 30, 2008, compared to operating expenses of $183,049 for the same reporting period in the prior year.  The substantial increase in our operating expenses for the three and six months ended June 30, 2008, as compared to the same reporting periods in the prior year, is attributable to the acquisition cost for the exploration rights and option to purchase certain mineral rights and the related exploration costs which were incurred during the reporting period.

We had a net loss of $896,732 for the three months ended June 30, 2008 as compared to a net loss of $80,824 for the three months ended June 30, 2007.   We had a net loss of $2,085,357 for the six months ended June 30, 2008, as compared to a net loss of $179,897 for the six months ended June 30, 2007.  The increase in our net loss was primarily attributable to the acquisition cost of mineral property rights and the related exploration expenditures incurred during the reporting period.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $96,108 (December 31, 2007 - $54,642) and working capital of $907,666 (December 31, 2007 - $754,444).  Subsequent to the reporting period, we received gross proceeds of $4,005,840 in connection with a private equity offering. Our management anticipates that current cash on hand is sufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.

Additional capital will be required to effectively expand our operations and continue to implement our proposed exploration program after the next twelve month period.  It is uncertain whether we will be able to obtain financing when sought.  If we are unable to obtain additional financing, the full implementation of our ability to expand our operations will be impaired.  We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient additional funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue our exploration program to completion, we will be forced to abandon our mineral property interests and our business will fail.

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

Cash Used in Operating Activities

Operating activities in the six month periods ended June 30, 2008 and 2007 used cash of $786,694 and $114,519 respectively, which reflect our recurring operating losses.  Our net loss of $2,085,357 for the six months ended June 30, 2008 was the primary reason for our negative operating cash flow.

Cash Used in Investing Activities

In the three month periods ended June 30, 2008, we used $120,602 in investing activities, as compared to $0 used in investing activities during the period ended June 30, 2007.  In the six months ended June 30, 2008, we purchased $80,909 in equipment and expended $39,693 for website development costs.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, obtaining debt financing and through private placements of our stock.  Net cash flows provided by financing activities during the six months ended June 30, 2008 was $948,762 primarily due to $706,447 we received as proceeds from the issuance of common stock during the reporting period.

Off Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Going Concern

We have incurred net losses for the period from inception on March 6, 2000 to June 30, 2008 of $3,654,188 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Mineral Property Costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, we assess the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

As of the date of these financial statements, we have not established any proven or probable reserves on our mineral properties and incurred only acquisition and exploration costs.

Although we have taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee our title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Stock-Based Compensation

Effective 1 January 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No.123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before 1 January 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  We adopted SFAS No. 23(R) using the modified prospective method, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way we account for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Foreign Currency Translation

Our functional and reporting currency is U.S. dollars. Our consolidated financial statements are translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. We have not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

 Item 3.        Quantitative and Qualitative Disclosures About Market Risk

(Not Applicable)

Item 4T.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Willem Fuchter, and our Chief Financial Officer, Mr. Kenneth Phillippe.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the
SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.       Risk Factors

(Not Applicable)

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

Subsequent to the reporting period, we completed a private equity offering of 5,007,300 Units at $0.80 per Unit (the "Units") to a total of sixty-three (63) investors.  Each Unit consists of one (1) share of Common Stock, par value $0.001, and one (1) Common Stock Purchase Warrant (the “ Warrant”) to purchase one (1) share of common stock, exercisable commencing six months from the closing date of the offering and terminating one year from the closing date of the offering.  As a result, we issued a total of 5,007,300 shares of common stock and warrants to purchase 5,007,300 shares of our common stock in connection with this private equity offering.  The exercise price for the Warrant is priced at $1.40.  The gross proceeds we received from this private equity offering was $4,005,840.

In connection with this private equity offering, we paid European-based agents fees totaling $280,409 and issued them as a fee 350,511 Warrants.  These warrants have the same terms as the Warrants issued to investors and included in the Units.

The securities offered and sold in connection with this private equity offering were in reliance on the following exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"): (a) in the case of U.S. persons, Section 4(2) of the Securities Act or Regulation D promulgated thereunder, and (b) in the case of non-U.S. persons, Regulation S promulgated under the Securities Act.  In connection with this private equity offering, we relied on each of the investors' written representations.  With respect to the securities sold to U.S. persons, sales were made to persons who represented that they were "accredited investors" as that term is defined in Rule 501(a) under the Securities Act and to no more than 35 unaccredited investors.   With respect to the securities sold to non-U.S. persons, sales were made to persons who represented that they were not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Securities Act.  Each investor represented that they were acquiring the securities for investment only and not with a view toward resale or distribution. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to each investor.  Each investor was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these Units by any form of general solicitation or general advertising.

Subsequent to the reporting period, we issued 1,000,000 shares of our common stock as part of the consideration paid for the assignment to us of certain mining and mineral rights to properties which we refer to as the Cerro Amarillo Property.  These shares were issuable to Proyectos Mineros S.A. ("PMSA"), but at PMSA's direction we had issued these shares to Hieronymus Management  Services Ltd.  These shares were issued pursuant to Section 4(2). We did not engage in any general solicitation or advertising. The stock certificate was issued with the appropriate legends affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

Item 5.     Other Information

None.

Item 6.      Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Constitution Mining Corp.

Date:	August 18, 2008

By: /s/ Willem Fuchter Willem Fuchter Title: Chief Executive Officer and Director
Date:	August 18, 2008
By: /s/ Kenneth Phillippe Kenneth Phillippe Title: Chief Financial Officer and Director

CONSTITUTION MINING CORP.
(the “Registrant”)
(Commission File No. 000-49725)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2008

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.1	Assignment Agreement, dated effective December 12, 2007, between Proyectos Mineros S.A. and Constitution Mining Corp. regarding Atena Gold Property	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 18, 2007
10.2	Assignment Agreement, dated effective January 8, 2008, between Proyectos Mineros S.A. and Constitution Mining Corp. regarding Cerro Amarillo Property	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 10, 2008
10.3	Assignment and Assumption of Lease and Debt Agreement, dated effective January 18, 2008	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 24, 2008
10.4	Assignment Agreement, dated effective March 17, 2008, between Proyectos Mineros S.A. and Constitution Mining Corp., regarding the Amira, Amira Norte and Esparta II Properties	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 21, 2008
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X