Form 10-Q
period 2008-09-30
CONSTITUTION MINING CORP
filed 2008-11-13
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-49725
Constitution Mining Corp.
(Exact name of registrant as specified in its charter)

Nevada	88-0455809
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Manuela Sáenz 323, Suite 706, Buenos Aires, Argentina C1107BPA
(Address of principal executive offices)
+54-11-5236 9978
(Registrant’s telephone number, including area code)
6139 South Rural Road, Suite 103, Tempe, Arizona 85283-2929
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐    Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2008
Common Stock, $0.001 par value	58,469,456

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Consolidated Balance Sheet as of September 30, 2008.
F-2	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and from inception on March 6, 2000 to September 30, 2008.
F-3	Unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2008 and 2007 and from inception on March 6, 2000 to September 30, 2008.
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on March 6, 2000 to September 30, 2008.
F-5	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 September 2008		As at 31 December 2007 (Audited)
Assets	$		$

Current
Cash and cash equivalents		1,896,874		54,642
Amounts receivable		-		4,000
Prepaid expenses		45,350		49,708

		1,942,224		108,350

Mineral property costs (Note 6)		1,640,000		-

Property and equipment (Note 4)		82,755		-

Unproven oil and gas exploration property (Note 3)		-		481,504

Website development cost (Note 5)		52,686		-

		3,717,665		589,854
Liabilities

Current
Accounts payable and accrued liabilities (Note 7)		297,586		62,787
Convertible debentures (Note 8)		-		788,619
Due to related party (Note 9)		26,490		11,388

		324,076		862,794
Stockholders’ equity (deficiency)
Capital stock (Note 11)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
30 September 2008 – 56,469,456 common shares, par value $0.001
31 December 2007 – 48,582,300 common shares, par value $0.001		56,469		48,582
Additional paid-in capital		5,930,496		1,247,309
Warrants (Note 11)		3,973,863		-
Deficit, accumulated during the exploration stage		(6,567,239)		(1,568,831)

		3,393,589		(272,940)

		3,717,665		589,854

Nature and Continuance of Operations (Note 1), Commitments (Note 15) and Subsequent Events (Note 16)

The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 September 2008		For the three month period ended 30 September 2008		For the three month period ended 30 September 2007		For the nine month period ended 30 September 2008		For the nine month period ended 30 September 2007
	$		$		$		$		$

Operating expenses
Amortization expense		186,141		12,620		-		25,639		32,100
Default on oil and gas deposit		25,000		-		-		-		-
Exploration costs		776,536		85,921		-		776,536		1,912
Interest on convertible debentures (Note 8)		126,525		-		18,839		-		55,536
Investor relations		500,558		128,510		17,561		400,400		35,475
Management fees (Note 10)		395,634		77,822		36,130		251,134		112,810
Office and miscellaneous		140,642		46,284		4,073		114,775		3,071
Professional fees		853,482		241,518		77,001		557,827		94,067
Rent		56,229		22,983		1,046		41,146		2,730
Stock-based compensation (Note 12)		2,658,642		2,033,607		625,035		2,033,607		625,035
Travel		203,907		67,064		-		150,022		-
Write-down of mineral property acquisition costs (Note 6)		760,260		-		-		760,260		-

		(6,683,556)		(2,716,329)		(779,685)		(5,111,346)		(962,736)

Foreign exchange income (loss)		(2,905)		(1,159)		(510)		(858)		648
Gain on sale of oil and gas property (Notes 3 and 8)		307,115		-		-		307,115		-
Interest income		12,107		4,437		1,938		6,681		3,932
Provision for potential legal claims (Note 7)		(200,000)		(200,000)		-		(200,000)		-
		116,317		(196,722)		1,428		112,938		4,580
Net operating loss and comprehensive loss for the period		(6,567,239)		(2,913,051)		(778,257)		(4,998,408)		(958,156)

Basic and diluted loss per common share (Note 2)				(0.055)		(0.016)		(0.098)		(0.020)

Weighted average number of common shares used in per share calculations				53,227,011		48,582,300		50,962,812		47,255,547

The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 September 2008		For the three month period ended 30 September 2008		For the three month period ended 30 September 2007		For the nine month period ended 30 September 2008		For the nine month period ended 30 September 2007
	$		$		$		$		$

Cash flows from operating activities
Loss for the period		(6,567,239)		(2,913,051)		(778,257)		(4,998,408)		(958,156)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Note 8)		126,525		-		18,839		-		55,536
Amortization (Notes 4 and 5)		186,141		12,620		-		25,639		32,100
Contributions to capital by related party – expenses		15,000		-		-		-		600
Shares issued for services (Notes 11 and 14)		24,199		(25,253)		-		24,199		~~-~~
Warrants issued for services (Notes 11 and 14)		25,253		25,253		-		25,253		-
Gain on sale of oil & gas property (Notes 3, 8 and 14)		(307,115)		-		-		(307,115)		-
Stock-based compensation (Note 12)		2,658,642		2,033,607		625,035		2,033,607		625,035
Write-down of mineral property acquisition costs (Note 6)		760,260		-		-		760,260		-
Provision for potential legal claims (Note 7)		200,000		200,000		-		200,000		-
Changes in operating assets and liabilities
(Increase) decrease in deposit and prepaid expenses		(45,350)		(45,350)		-		8,358		-
Increase (decrease) in accounts payable and accrued liabilities		97,586		(496,824)		53,523		34,799		49,507
Increase (decrease) in due to related party		26,490		(382,874)		(2,000)		15,102		(2,298)

		(2,799,608)		(1,591,872)		(82,860)		(2,178,306)		(197,676)

Cash flows used in investing activities
Acquisition of mineral property interests (Note 6)		(250,260)		(50,000)		-		(250,260)		-
Purchase of equipment (Note 4)		(96,387)		(15,478)		-		(96,387)		-
Website development costs (Note 5)		(64,693)		(25,000)		-		(64,693)		-
Purchase of oil and gas property (Note 3)		(642,006)		-		-		-		-

		(1,053,346)		(90,478)		-		(411,340)		-
Cash flows from financing activities
Common shares issued for cash (Note 11)		1,370,511		11,114		-		717,561		502,950
Warrants issued for cash (Note 11)		3,714,317		3,714,317		-		3,714,317		-
Convertible debentures (Note 8)		665,000		-		-		-		-
Decrease in share subscriptions received in advance		-		(242,315)		-		-		-

		5,749,828		3,483,116		-		4,431,878		502,950

Increase (decrease) in cash and cash equivalents		1,896,874		1,800,766		(82,860)		1,842,232		305,274

Cash and cash equivalents, beginning of period		-		96,108		415,606		54,642		27,472

Cash and cash equivalents, end of period		1,896,874		1,896,874		332,746		1,896,874		332,746

Supplemental Disclosure with Respect to Cash Flows (Note 14)
The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)
	Number of shares issued	Share capital		Additional paid-in capital		Warrants		Share subscriptions received in advance/share receivables		Deficit, accumulated during the exploration stage		Total stockholders’ equity (deficiency)
		$		$		$		$		$		$
Balance at 6 March 2000 (inception)
Common shares issued – cash	2,000,000		2,000		1,000		-		-		-		3,000
Net loss for the period	-		-		-		-		-		(2,291)		(2,291)

Balance at 31 December 2000	2,000,000		2,000		1,000		-		-		(2,291)		709
Common shares issued – cash	5,000,000		5,000		42,000		-		-		-		47,000
Net loss for the year	-		-		-		-		-		(10,571)		(10,571)

Balance at 31 December 2001	7,000,000		7,000		43,000		-		-		(12,862)		37,138
Net loss for the year	-		-		-		-		-		(12,097)		(12,097)

Balance at 31 December 2002	7,000,000		7,000		43,000		-		-		(24,959)		25,041
Net loss for the year	-		-		-		-		-		(11,019)		(11,019)

Balance at 31 December 2003	7,000,000		7,000		43,000		-		-		(35,978)		14,022
3 for 1 forward split	14,000,000		14,000		(14,000)		-		-		-		-
Net loss for the year	-		-		-		-		-		(6,451)		(6,451)

Balance at 31 December 2004	21,000,000		21,000		29,000		-		-		(42,429)		7,571
2 for 1 forward split	21,000,000		21,000		(21,000)		-		-		-		-
Net loss for the year	-		-		-		-		-		(18,338)		(18,338)

Balance at 31 December 2005	42,000,000		42,000		8,000		-		-		(60,767)		(10,767)
Common shares issued – cash	4,000,000		4,000		76,000		-		-		-		80,000
Contributions to capital by related party – expenses	-		-		14,400		-		-		-		14,400
Net loss for the year	-		-		-		-		-		(289,343)		(289,343)
Balance at 31 December 2006	46,000,000		46,000		98,400		-		-		(350,110)		(205,710)
Contributions to capital by related party – expenses	-		-		600		-		-		-		600
Common shares issued – debt	1,145,300		1,145		21,761		-		-		-		22,906
Common shares issued – cash	1,437,000		1,437		501,513		-		-		-		502,950
Stock-based compensation (Note 12)	-		-		625,035		-		-		-		625,035
Net loss for the year	-		-		-		-		-		(1,218,721)		(1,218,721)

Balance at 31 December 2007	48,582,300		48,582		1,247,309		-		-		(1,568,831)		(272,940)
Common shares issued – mineral properties (Notes 6, 11 and 14)	1,800,000		1,800		2,148,200		-		-		-		2,150,000
Common shares issued – cash (Note 11)	6,016,511		6,016		4,706,272		-		-		-		4,712,288
Common shares issued – services (Notes 11 and 14)	70,645		71		49,380		-		-		-		49,451
Value assigned to warrants (Note 11)	-		-		(3,739,570)		3,739,570		-		-		-
Share issuance costs	-		-		(514,702)		234,293		-		-		(280,409)
Stock-based compensation (Note 12)	-		-		2,033,607		-		-		-		2,033,607
Net loss for the period	-		-		-		-		-		(4,998,408)		(4,998,408)

Balance at 30 September 2008	56,469,456		56,469		5,930,496		3,973,863		-		(6,567,239)		3,393,589

The accompanying notes are an integral part of these financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

1.	Nature and Continuance of Operations

Constitution Mining Corp. (the “Company”) was incorporated in the State of Nevada under the name “Crafty Admiral Enterprises, Ltd.” on 6 March 2000. On 9 March 2007, the Company changed their name to “Nordic Nickel Ltd.”. The Company changed their name pursuant to a parent/subsidiary merger between the Company (as “Crafty Admiral Enterprises, Ltd.”) and its wholly-owned non-operating subsidiary, Nordic Nickel Ltd., which was established for the purpose of giving effect to this name change. On 15 November 2007, the Company changed their name to “Constitution Mining Corp.”. The Company changed their name pursuant to a parent/subsidiary merger between the Company (as “Nordic Nickel Ltd.”) and its wholly-owned non-operating subsidiary, Constitution Mining Corp., which was established for the purpose of giving effect to this name change. The Company is in the currently in the exploration stage of its operations and no revenue has been generated to date.

The Company is an exploration stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company’s consolidated financial statements as at 30 September 2008 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $4,998,408 for nine month period ended 30 September 2008 (2007 - $958,156) and has working capital of $1,618,148 at 30 September 2008 (31 December 2007 - working capital deficit of $754,444).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2008.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On 27 June 2006, the Company acquired a 100% interest in a mineral, oil and gas property lease located in St. Francis County, Arkansas (the “Tombaugh Lease”) for cash payment of $642,006. Since acquiring our interest under the Tombaugh Lease, the Company shifted its focus from the oil and gas sector to seeking business opportunities in relation to nickel deposits in selected Nordic regions. We were not successful pursuing business opportunities developing nickel deposit in the Nordic regions, and again sought to reorganize our operations in November 2007.  Since November 2007 our current focus is on the acquisitition and development of our interests in mining properties located in South America.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing and or a partner there is no assurance these activities will be successful.   This raises substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation and consolidation

The accounting and reporting policies of the Company conform to the accounting principles generally accepted in the United States of America applicable to exploration stage enterprises and are expressed in U.S. dollars.  The Company’s fiscal year-end is 31 December.

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

Financial instruments

The carrying value of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities and due to related party approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 September 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Mineral property costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased in accordance with EITF 04-2. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

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
30 September 2008

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company’s expenses for the period from the date of inception on 6 March 2000 to 30 September 2008.

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

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

Recent accounting pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS 69”).  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.  SFAS 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated  financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 May 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

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

	Balance at 30 September 2008		Balance at 31 December 2007 (Audited)
	$		$
Unproven oil and gas properties consist of the following:
Undeveloped properties		-		481,504

		-		481,504

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed.

	During the nine month period ended 30 September 2008		During the year ended 31 December 2007 (Audited)
	$		$

Acquisition – unproved		481,504		513,604
Disposal through assignment of rights		(481,504)		-
Amortization		-		(32,100)

		-		481,504

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

4.	Property and Equipment

During the nine month period ended 30 September 2008, total additions to property and equipment were $96,387 (30 September 2007 - $Nil).

	Cost		Accumulated amortization		Net book value as at 30 September 2008
	$		$		$

Equipment		96,387		13,632		82,755

		96,387		13,632		82,755

5.	Website Development Cost

	Cost		Accumulated amortization		Net book value as at 30 September 2008
	$		$		$

Website development		64,693		12,007		52,686

		64,693		12,007		52,686

During the nine month period ended 30 September 2008, total additions to website development were $64,693 (30 September 2007 - $Nil).

6.	Mineral Property Costs

Atena Gold Project

On 12 December 2007, the Company entered into an assignment agreement to acquire the right to explore and option to purchase the 3,676 hectare Atena Gold Project located in the Salta Province of Argentina.   Pursuant to the assignment agreement, the Company is required to issue 500,000 shares (issued and valued at $0.70 per share) and pay $60,000 (paid). The Company will acquire 100% of the option if it incurs a minimum of $3,740,000 in work commitment expenditures on the property and issue 7,000,000 shares according to the following schedule (Notes 11, 14 and 15):

a.	$240,000 in expenditures plus a further issuance of 1,000,000 shares (issued and valued at $1.59 per share) on or before 15 March 2008;
b.	a further $500,000 in expenditures plus a further issuance of 2,000,000 shares on or before 15 March 2009;

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

c.	a further $1,000,000 in expenditures plus a further issuance of 4,000,000 shares on or before 15 March 2010; and
d.	a further $2,000,000 in expenditures on or before 15 March 2011.

The option is subject to a 1% net smelter returns royalty.

During the nine month period ended 30 September 2008, the Company recorded a write-down of mineral property acquisition costs of $480,260 related to the Atena Gold Project.

Cerro Amarillo Property

On 8 January 2008, the Company entered into an assignment agreement to explore and option the 14,221 hectare Cerro Amarillo Property located in the Province of Mendoza, Argentina with a company related to the Company by way of a director and shareholder in common.  Pursuant to the terms of the assignment agreement, the Company issued 300,000 shares (issued and valued at $0.70 per share) and pay $10,000 (paid ).  The Company is to acquire a 100% of the option if it incurs a minimum of $450,000 in work commitment expenditures on the property and issues 2,100,000 shares according to the following schedule (Notes 10, 11, 14 and 15):

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

During the nine month period ended 30 September 2008, the Company recorded a write-down of mineral property acquisition costs of $280,000 related to the Cerro Amarillo Property.

Amira, Amira Norte and Esparta II

On 17 March 2008, the Company entered into an assignment agreement with Proyectos Mineros S.A. (“PMSA”), a company related to the Company by way of a director and shareholder in common. Under the assigned agreement, PMSA assigned to the Company PMSA’s right to explore and option to purchase a 90% interest in three mining properties referred to as “Amira”, “Amira Norte” and “Esparta II” (collectively, the "Properties"), which are located in the Province of Salta, Argentina. In order for the Company to keep its interest in good standing and to exercise the option to acquire a 90% interest in the Properties, the Company must make the following payments to the Titleholder, as set forth in the Underlying Option Agreement (Notes 10 and 15):

a.         US$75,000 by 19 January 2009;
b.         a further US$150,000 by 19 January 2010;
c.         a further US$200,000 by 19 January 2011; and
d.         a further US$1,000,000 by 19 January 2012, by means of which final payment the Option to acquire a
            90% interest in the Properties will have been automatically exercised.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

Peruvian Gold Sands

On 29 September 2008, the Company entered into a Mineral Right Option Agreement with Temasek Investments Inc. (Temasek) to acquire mining properties totalling 382 km2 in Northeastern Peru (the “Agreement”).  Pursuant to this Agreement, the company acquired four separate options from Temasek, each providing for the acquisition of a 25% interest in certain mining properties.

The Company may exercise the initial 25% option by fulfilling the following conditions:

a.	Pay a non-refundable $375,000 on the date the Agreement is executed (paid 8 October 2008) (Note 16);
b.	Issue 2,000,000 shares within 5 business days (issued 9 October 2008) (Note 16); and
c.	Pay an additional $375,000 prior to 28 December 2008.

The Company may exercise the second 25% option by fulfilling the following conditions by 29 March 2009:

a.	Exercise and complete the initial 25% option;
b.	Pay an additional $1,250,000; and
c.	Issue an additional 2,000,000 shares.

The Company may exercise the third 25% option by fulfilling the following conditions by 29 September 2009:

a.	Exercise and complete the initial and second 25% options;
b.	Pay an additional $3,000,000; and
c.	Issue an additional 2,000,000 shares.

The Company may exercise the final 25% option by fulfilling the following conditions by 29 March 2010:

a.	Exercise and complete the initial, second and third 25% options;
b.	Pay an additional $5,000,000; and
c.	Issue an additional 4,000,000 shares.

The property is subject to a 2.5% net returns royalty that the Company can reduce to 1.0% upon payment of a further $2,000,000 within 90 days of the exercise and completion of the final 25% option (Note 15).

7.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year. Accounts payable and accrued liabilities at 30 September 2008 include a provision for potential legal claims related to mineral property interests of $200,000 (31 December 2007 - $Nil).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

8.	Convertible Debentures

Balance at 30 September 2008	Balance at 31 December 2007 (Audited)
$	$
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

By agreements effective 18 January 2008, the Company assigned all of its rights, title and interest in the Tombaugh Lease with a book value of $481,504 to a purchaser in consideration for the purchaser assuming the Company’s outstanding payment obligations of $788,619 related to its convertible debentures. The Company recorded a gain of $307,115 upon completion of the transaction (Notes 3 and 14).

9.	Due to Related Party

As at 30 September 2008, the amount in due to related party consists of $26,490 (31 December 2007 - $11,388) payable to directors, officers and shareholders of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

10.	Related Party Transactions

During the nine month period ended 30 September 2008, the Company paid or accrued management and consulting fees of $251,134 to directors and officers of the Company or company’s controlled by directors and officers (30 September 2007 - $112,810).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

The Company’s transactions related to its Cerro Amarillo and Amira, Amira Norte and Esparta II mineral properties were completed with a company related to the Company by way of a director and shareholder in common (Note 6).

11.	Capital Stock

Authorized

The total authorized capital consists of:

•	300,000,000 of common shares with par value of $0.001; and
•	50,000,000 of preferred shares with par value of $0.001.

Issued and outstanding

As at 30 September 2008, the total issued and outstanding capital stock is 56,469,456 common shares with a par value of $0.001 per share.

On 25 January 2008, the Company issued 500,000 common shares valued at $0.70 per share in pursuant to the Atena Gold Project assignment agreement (Notes 6 and 14).

On 25 January 2008, the Company issued 300,000 common shares valued at $0.70 per share pursuant to the Cerro Amarillo assignment agreement (Notes 6 and 14).

On 9 April 2008, the Company issued 1,009,211 Units at a price of $0.70 per Unit.  Each unit consists of one common share and one Share Purchase Warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2009, commencing 7 October 2008.

On 11 April 2008, the Company issued an additional 70,645 units at a price of $ 0.70 per unit for services rendered by a private placement agent. Each unit consists of one common share and one Share Purchase Warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2009, commencing 7 October 2008 (Note 14).

On 6 August 2008 the Company issued 1,000,000 common shares valued at $1.59 per share pursuant to the Atena Gold Project assignment agreement (Notes 6 and 14).

On 19 August 2008, the Company issued 5,007,300 Units at a price of $0.80 per Unit for proceeds of $3,725,431 net of issue costs of $280,409.  Each unit consists of one common share and one Share Purchase Warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 19 August 2009, commencing 19 February 2009.

On 19 August 2008, the Company issued 350,511 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.40 up to 19 August 2009, commencing 19 February 2009 (Note 14).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

Share Purchase Warrants

The following share purchase warrants and agent compensation warrants were outstanding at 30 September 2008:

	Exercise price	Number of warrants	Remaining contractual life (years)
			$

Warrants	1.40	1,009,211		0.52
Warrants	1.40	70,645		0.52
Warrants	1.40	5,007,300		0.55
Agent compensation warrants	1.40	350,511		0.55

		6,437,667

The following is a summary of warrant activities during the period ended 30 September 2008:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2008	-		-

Granted	6,437,667		1.40
Exercised	-		-
Cancelled	-		-

Outstanding and exercisable at 30 September 2008	6,437,667		1.40

Weighted average fair value of warrants granted during the period			0.62

The weighted average grant date fair value of warrants issued during the period ended 30 September 2008, amounted to $0.62 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	2008	2007

Risk free interest rate	2.02%	-
Expected life	1 year	-
Annualized volatility	120.80%	-
Expected dividends	-	-

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

Stock options

During the nine month period ended 30 September 2008, the Company granted 6,880,000 stock options entitling the holders to purchase up to 6,880,000 common shares of the Company for proceeds of $1.00 per common share expiring 4 February 2018. A total of 3,020,000 of these stock options were cancelled during the nine month period ended 30 September 2008.

A total of 2,180,000 of these stock options vested on 4 August 2008.  A total of 1,680,000 stock options vest on 4 February 2009.

The following incentive stock options were outstanding at 30 September 2008:

		Exercise price	Number of options	Remaining contractual life (years)
	$

Options		1.00	3,860,000	9.35

12.	Stock-Based Compensation

The following is a summary of stock based compensation activities during the period ended 30 September 2008:

	Number of shares	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2008	3,200,000		0.30

Granted	6,880,000		1.00
Exercised	-
Cancelled	(6,220,000)		0.67

Outstanding and exercisable at 30 September 2008	3,860,000		1.00

Weighted average fair value of options granted during the period			0.93

During the nine month period ended 30 September 2008, the Company cancelled 6,220,000 options that were issued. A total of 2,400,000 of these options vested during the year ended 31 December 2007 and the Company recorded stock-based compensation of $625,035 during the year ended 31 December 2007 related to these vested options.

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

The following assumptions were used for the Black-Scholes valuation of stock options granted:

	2008	2007

Risk free interest rate	3.68%	4.87%
Expected life	10 years	10 years
Annualized volatility	110%	73%
Expected dividends	-	-

The total estimated fair value of the 6,880,000 stock options granted during the nine month period ended 30 September 2008 was $6,417,988 ($0.93 per option).  During the period ended 30 September 2008, stock-based compensation of $2,033,607 has been recorded in the consolidated statement of operations with a corresponding amount recorded as contributed surplus in stockholders’ equity (Note 11).

13.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2008.  There are no current or deferred tax expenses for the period ended 30 September 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for consolidated financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 September 2008		For the nine month period ended 30 September 2007
	$		$
Deferred tax asset attributable to:
Current operations		1,699,458		52,095
Amortization		(8,717)		-
Contributions to capital by related party – expenses		-		-
Stock-based compensation		(691,426)		-
Less: Change in valuation allowance		(999,315)		(52,095)

Net refundable amount		-		-

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

The composition of the Company’s deferred tax assets as at 30 September 2008 and 31 December 2007 is as follows:

	As at 30 September 2008		As at 31 December 2007
	$		$

Net income tax operating loss carryforward		(3,707,456)		(768,293)

Statutory federal income tax rate		34%		34%
Effective income tax rate		0%		0%

Deferred tax assets
Tax loss carryforward		1,260,535		261,220
Less: Valuation allowance		(1,260,535)		(261,220)

Net deferred tax asset		-		-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2008, the Company has an unused net operating loss carryforward balance of approximately $3,700,000 that is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2028.

14.	Supplemental Disclosure with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 30 September 2008		For the nine month period ended 30 September 2008		For the nine month period ended 30 September 2007
	$		$		$

Cash paid during the year for interest		-		-		-
Cash paid during the year for income taxes		-		-		-

During the nine month period ended 30 September 2008, the Company issued 500,000 common shares valued at $0.70 per share in pursuant to the Atena Gold Project assignment agreement (Notes 6 and 11).

During the nine month period ended 30 September 2008, the Company issued 300,000 common shares valued at $0.70 per share pursuant to the Cerro Amarillo assignment agreement (Notes 6 and 11).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

By agreements effective 18 January 2008, the Company assigned all of its rights, title and interest in the Tombaugh Lease with a book value of $481,504 to a purchaser in consideration for the purchaser assuming the Company’s outstanding payment obligations of $788,619 related to its convertible debentures. The Company recorded a gain of $307,115 upon completion of the transaction (Notes 3 and 8).

During the nine month period ended 30 September 2008, the Company issued an additional 70,645 units at a price of $ 0.70 per unit for services rendered by a private placement agent. Each unit consists of one common share and one Share Purchase Warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2009, commencing 7 October 2008 (Note 11).

During the nine month period ended 30 September 2008, the Company issued 1,000,000 common shares valued at $1.59 per share pursuant to the Atena Gold Project assignment agreement (Notes 6 and 11).

During the nine month period ended 30 September 2008, the Company issued 350,511 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.40 up to 19 August 2009, commencing 19 February 2009 (Note 11).

15.	Commitments

The Company is subject to certain commitments related to its of the mineral property interest (Note 6).

16.	Subsequent Events

Subsequent to 30 September 2008, the following events occurred:

a)	On 8 October 2008, the Company paid $375,000 pursuant to the Peruvian Gold Sands Mineral Right Option agreement (Note 6).

b)	On 9 October 2008, the Company issued 2,000,000 shares pursuant to the Peruvian Gold Sand Mineral Right Option agreement (Note 6).

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Constitution Mining.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Constitution Mining” mean Constitution Mining Corp. and our subsidiaries, unless otherwise indicated.

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

During our fiscal year ended December 31, 2006, we reorganized our operations to pursue the exploration, development, acquisition and operation of oil and gas properties.  On June 27, 2006, we acquired a leasehold interest in a mineral, oil and gas property located in St. Francis County, Arkansas for a cash payment of $642,006, pursuant to an oil and gas agreement we entered into on April 29, 2006 (the “Tombaugh Lease”).  Shortly after acquiring the Tombaugh Lease, we suspended our exploration efforts on the property covered by the Tombaugh Lease in order to pursue business opportunities developing nickel deposits in Finland, Norway and Western Russia.  On January 18, 2008, we assigned all of our right, title and interest in and to the Tombaugh Lease to Fayetteville Oil and Gas, Inc., which agreed to assume all of our outstanding payment obligations on the Tombaugh Lease as consideration for the assignment.  On March 9, 2007, we changed our name to better reflect our business to “Nordic Nickel Ltd.” pursuant to a parent/subsidiary merger with our wholly-owned non-operating subsidiary, Nordic

Nickel Ltd., which was established for the purpose of giving effect to this name change.  We were not successful pursuing business opportunities developing nickel deposits in Finland, Norway and Western Russia and again sought to reorganize our operations in November 2007.

In November 2007, we reorganized our operations and our current focus is on the acquisition and development of our interests in mining properties located in the Salta and Mendoza provinces of Argentina.  Effective November 14, 2007, we merged with our wholly-owned subsidiary, Constitution Mining Corp., pursuant to Articles of Merger that we filed with the Nevada Secretary of State on November 6, 2007.  We decided to change our name to “Constitution Mining Corp.” to better reflect our current focus on the acquisition and development of mining properties.  We are an exploration stage company and there is no assurance that commercially exploitable reserves of gold or other minerals exist on any of our property interests.  In the event that commercially exploitable reserves of gold or other minerals exist on any of our property interests, we cannot guarantee that we will make a profit.  If we cannot acquire or locate mineral deposits, or if it is not economical to recover the mineral deposits, our business and operations will be materially and adversely affected.

Our current business plan calls for investing any surplus operating capital resulting from retained earnings into bullion accounts and does not include holding retained earnings, if any, in cash or cash equivalents.  In the event that commercially exploitable reserves of minerals exist on any of our property interests and we are able to make a profit, our business plan is to sell enough mineral reserves to satisfy all of our expenses and invest all retained mineral reserves in bullion accounts established in Zurich, Switzerland.  The price of precious and base metals such as gold and silver has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods.  The effect of these factors on the price of base and precious metals, and, therefore, the change in the value of our retained earnings held in bullion accounts cannot accurately be predicted and is subject to significant fluctuation.  There can be no assurance that the value of any bullion accounts established by us to hold retained mineral reserves, if any, will not be adversely impacted by fluctuations in the price of base and precious metals resulting in significant losses.

The disclosure that follows is a summary of each of our property interests.

Atena Property

On December 12, 2007, we entered into an Assignment Agreement with Proyectos Mineros S.A. (“PMSA”) (formerly Recursos Maricunga S.A.) to acquire PMSA’s right to explore and an option (the “Atena Option”) to purchase certain mineral rights on properties known as the Atena Gold Project (“Atena”) located in the Salta Province of Argentina (the “Atena Property”).  The Atena Property consists of an aggregate 3,676 hectares.  PMSA acquired its right to explore and the Atena Option to purchase the mineral rights to these properties from Rio Tinto Mining & Exploration Ltd., Argentine Branch.

Pursuant to the terms of the Assignment Agreement, we have issued to PMSA 1,500,000 shares of our common stock and paid PMSA $60,000.  We will acquire 100% of this Atena Option if we incur a minimum of an additional $3,500,000 in work commitment expenditures on the Atena Property (the “Atena Expenditures”) and issue 6,000,000 shares of our common stock to PMSA in accordance with the following schedule:

•	$500,000 in Atena Expenditures, plus an additional issuance of 2,000,000 shares of our common stock on or before March 15, 2009;

•	an additional $1,000,000 payment in Atena Expenditures, plus a further issuance of 4,000,000 shares of our common stock on or before March 15, 2010; and

•	a final $2,000,000 payment in Atena Expenditures on or before March 15, 2011.

We will acquire 100% of the Atena Option once we have completed our commitments under the Atena Expenditures, as set forth above, on or before March 15, 2011.  Following the completion of this acquisition and payment of the consideration set forth above, we will grant to PMSA a 1% net smelter returns royalty.  The Atena Option grants us the exclusive possession of the properties for mineral exploration, together with the right to purchase the minerals rights to these properties upon exercise of the Atena Option.

Proposed Exploration Program

A Phase 1 exploration program was completed on the Atena Property in February 2008.  During this phase, field geologists collected composite samples approximately every 50 metres along the entire-36 kilometre vein system on the project area.  The samples were sent to ALS Chemex, the South American division of the ALS Laboratory Group, for analysis.  Results of these samples indicated an anomalous area of approximately 5 kilometres by 3 kilometres,  which is the subject of follow-up exploration in a Phase 2 program.  The Phase 2 program comprises of trenching and detailed sampling, as well as detailed geological mapping.  These activities are expected to outline the shape and tenor of pay shoots which can then be tested in the subsurface by diamond drilling in a Phase 3 program.  While the project area lies at 3900m above sea level in the altiplano or puna of northwest Argentina, fieldwork can be conducted all year-round.  The Phase 2 program has commenced and a trenching contract has been granted to a Salta-based operator to undertake the work.  Phase 2 is expected to be completed by March 2009, after which the Phase 3 drilling program is anticipated to commence.

Our anticipated exploration expenses at the Atena Project for the following 180 days are as follows:

Activity	USD 000s
PHASE 2 - FOLLOW-UP EXPLORATION: Mineral Property Maintenance Permitting Geological Mapping Trenching Analytical Costs Field Expenses Personnel Consultants Transport Travel	4 1 5 35 30 15 35 15 20 5
Subtotal	165
PHASE 3 - 1st STAGE DRILLING (TARGET TESTING) Mineral Property Maintenance Permitting Drilling (2000m) Drilling Support Analytical Costs Field expenses Personnel Transport Travel	4 1 200 30 30 15 35 15 20 5
Subtotal	355
TOTAL	520

Amira, Amira Norte and Esparta II Properties

Effective March 17, 2008, we entered into an assignment agreement, dated March 17, 2008, with PMSA, whereby PMSA assigned to us PMSA’s right to explore and an option (the “Amira-Esparta Option”) to purchase a 90% interest in the mineral rights of three mining properties referred to as “Amira”, “Amira Norte” and “Esparta II”, located in the Province of Salta, Argentina (the “Amira-Esparta Properties”).  Pursuant to the terms of our agreement with PMSA, PMSA has assigned to us all of PMSA’s rights and obligations under an option agreement by and between PMSA and the registered titleholder to the Amira-Esparta Properties, Ms. Silvia Rene Rodriguez, in consideration of our recognizing to PMSA a 1% net smelter returns royalty on the Amira-Esparta Properties.  In order for us to keep our interest in good standing and to exercise the Amira-Esparta Option, we must make the following payments to Ms. Rodriguez, as set forth in the underlying option agreement:

•	$75,000 on or before January 19, 2009;

•	an additional payment of $150,000 on or before January 19, 2010;

•	an additional payment of $200,000 on or before January 19, 2011; and

•	a final payment of $1,000,000 on or before January 19, 2012, which shall also be the final payment required and such payment will cause the Amira-Esparta Option to have been automatically exercised.

Proposed Exploration Program

The Amira-Esparta Properties located in the Province of Salta, Argentina, are located in close proximity to our interests discussed above under the subheading “Atena Property” and together these properties form a part of a mining project referred to as the “Atena Project.”  The location and scope of our exploration program activities on the Atena Property will be extended to also include the Amira-Esparta Properties.

Cerro Amarillo Property

On January 8, 2008, we entered into an Assignment Agreement with Proyectos Mineros S.A. (“PMSA”) (formerly Recursos Maricunga S.A.) to acquire PMSA’s right to explore and option (the “Cero Amarillo Option”) to purchase certain mineral rights on properties known as the Cerro Amarillo Property located in the Departamento Malargue, Province of Mendoza, Argentina (the “Cerro Amarillo Property”).  The Cerro Amarillo Property consists of an aggregate 14,221.7 hectares.

Pursuant to the terms of the Assignment Agreement, we issued to PMSA 300,000 shares of our common stock and paid PMSA $10,000 in July 2008.  We will acquire 100% of the Cerro Amarillo Option if we incur a minimum of $450,000 in work commitment expenditures on this property (the “Cerro Amarillo Expenditures”) and issue 2,100,000 shares of our common stock to PMSA in accordance with the following schedule:

•	$200,000 in Cerro Amarillo Expenditures, plus a further issuance of 300,000 shares of our common stock on or before January 8, 2009;

•	an additional $250,000 payment of Cerro Amarillo Expenditures, plus a further issuance of 600,000 shares of our common stock on or before January 8, 2010;

•	an additional issuance of 600,000 shares of our common stock on or before January 8, 2011; and

•	a final issuance of 600,000 shares of our common stock on or before January 8, 2012.

If we exercise the Cerro Amarillo Option to acquire 100% of the Cerro Amarillo Property, then we must issue an additional 3,000,000 shares of our common stock to PMSA.  The Cerro Amarillo Option is subject to a 1% net smelter returns royalty on the Cerro Amarillo Property in favor of the underlying titleholder.  The Cerro Amarillo Option contains certain work expenditure obligations, which are intended to be satisfied by the Cerro Amarillo Expenditures.

Proposed Exploration Program

The Cerro Amarillo Property is untested property that has drill targets indicated by geophysics, as well as a number of other unexplored prospective areas.  Although a number of drill targets have been outlined by previous work, our proposed program will involve additional exploration by detailed mapping and sampling on the whole of the Cerro Amarillo Property, as well as the region with a view to identifying additional drill targets before undertaking a 1st stage drill program.  In addition, some 10km of access road will be constructed in anticipation of the drill program.

With respect to the timeframe, fieldwork can be conducted for approximately nine months of each year at the Cerro Amarillo Property, which lies in a snow belt.  Because of the onset of the austral winter and the occurrence of significant snow, the drilling can only commence in the spring and summer seasons.

In February 2008, we commenced exploration on the Cerro Amarillo Property in Mendoza, Argentina.  The Phase 1 program, designed to further identify trench and drill targets, comprises detailed mapping and sampling together with ground magnetic surveying.   We have established a camp on the Cerro Amarillo Property from which exploration activities will be conducted.  An international geological consultant, supported by local geologists and field technicians, leads this project, which was completed in eight weeks.

The detailed mapping confirmed that the Cerro Amarillo Property occurrences contain a classical porphyry-style mineralized system that includes stockwork, disseminated, breccias, skarn, and vein-types of mineralization.  These types of mineralization are zoned with a central porphyry plug containing vein stockworks together with disseminated mineralization  This plug is surrounded by mineralized hydrothermal breccias (shattered rock) with abundant pyrite that may result in an excellent supergene trap for leached copper and gold.  Skarn replacement mineralization occurs in almost a perfect ring at the intersection of the vertical cylinder of breccias and the shallow-dipping calcareous sedimentary sequence.  At the current level of erosion, almost the entire ring is exposed.  Sparse peripheral veins occur out to a radius of approximately one kilometer.  The unique level of exposure of this system could potentially allow the core stockwork-disseminated mineralization, the supergene breccias, and the skarns to be extracted in a single open-pit with a very low stripping ratio.

The second phase is expected to commence in November this year upon granting of a permit for the construction of a drill road up to the prospect.

Our anticipated exploration expenses at the Cerro Amarillo Project for the following 180 days are as follows:

Activity	USD 000s
ACCESS ROAD: Contractor Costs Field Expenses Personnel Transport Travel	55 5 15 5 5
Subtotal	85
CAMP ESTABLISHMENT: Equipment Logistics Field expenses Personnel Transport Travel	15 5 5 5 3 2
Subtotal	35

1ST STAGE DRILLING (TARGET TESTING):
Property Maintenance Costs
Permitting
Drill Pad Construction
Drilling (1000m of 3000m program)
Drilling Support
Analytical Costs
Field Expenses
Personnel
Consultants
Transport
Travel
4 1 20 110 20 20 15 20 35 5 5
Subtotal	255
TOTAL	375

Peru Property

On September 29, 2008 (the “Effective Date”), we entered into a Mineral Right Option Agreement (the “Option Agreement”) with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama in relation to the Peru property.  Pursuant to the Option Agreement, we acquired four separate options from Temasek, each providing for the acquisition of a twenty-five percent (25%) interest in certain mineral rights in Peru described in Annex 1 of the Option Agreement (the “Mineral Rights”) pursuant to which we could potentially acquire 100% of the Mineral Rights.  The Mineral Rights are owned by Compañía Minera Marañón S.A.C. (“Minera Marañón”).  Bacon Hill Invest Inc. (“Bacon Hill”), a corporation incorporated under the laws of Panama and a wholly-owned subsidiary of Temasek, owns 999 shares of the 1,000 shares of Minera Marañón that are issued and outstanding.  Temasek owns the single remaining share of Minera Marañón.  The acquisition of each 25% interest in the Mineral Rights will occur through the transfer to us of 25% of the outstanding shares of Bacon Hill.

We may exercise the initial twenty-five percent (25%) option, which provided for the acquisition of a 25% interest in the Mineral Rights, after fulfilling the following conditions:

•	payment of $375,000 to Temasek upon execution of the Option Agreement;

•	issuance of 2,000,000 shares of our common stock to Temasek within five business days from the Effective Date; and

•	payment of an additional $375,000 to Temasek within ninety days of the Effective Date.

Following the execution of the Option Agreement, we paid $375,000 and issued 2,000,000 shares of our common stock to Temasek in accordance with the terms of the Option Agreement.

We may exercise the second twenty-five percent (25%) option, resulting in our acquisition of a 50% interest in the Mineral Rights, after fulfilling the following conditions within six months of the Effective Date:

•	payment of an additional $1,250,000 to Temasek, and

•	issuance of 2,000,000 additional shares of our common stock to Temasek.

We may exercise the third twenty-five percent (25%) option, resulting in our acquisition of a 75% interest in the Mineral Rights, after fulfilling the following conditions within twelve months of the Effective Date:

•	payment of an additional $3,000,000 to Temasek, and

•	issuance of 2,000,000 additional shares of our common stock to Temasek.

We may exercise the fourth twenty-five percent (25%) option, resulting in our acquisition of a 100% interest in the Mineral Rights, after fulfilling the following conditions within eighteen months of the Effective Date:

•	payment of an additional $5,000,000 to Temasek, and

•	issuance of 4,000,000 additional shares of our common stock to Temasek.

Upon our acquisition of a 100% interest in the Mineral Rights, Temasek will hold its single share of Minera Marañón in trust for our sole benefit and shall hold the share strictly in accordance with our instructions.

Upon our acquisition of a 100% interest in the Mineral Rights, Temasek is entitled to an annual 2.5% net returns royalty related to the Mineral Rights.  However, if we pay Temasek $2,000,000 within ninety days of our acquisition of a 100% interest in the Mineral Rights, Temasek will only be entitled to an annual 1.0% net returns royalty related to the Mineral Rights.

If we exercise the second twenty-five percent (25%) option, resulting in our acquisition of a 50% interest in the Mineral Rights, and we fail to acquire a 100% interest in the Mineral Rights, we and Temasek will form a joint venture in which we will be wholly responsible for developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If we do not develop a feasible mining project within three years of the Effective Date, we will be responsible pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek’s net return royalty on the Mineral Rights.

We are currently developing our plan of exploration for the development of our interests in the Mineral Rights on properties located in Peru.

If we do not fulfill the terms of any of the option agreements described herein, then our ability to commence or continue operations could be materially limited.  In addition, substantially all of our assets will be put into commercializing our rights to the areas covered by these option agreements.  Accordingly, any adverse circumstances that affect the areas covered by these option agreements and our rights thereto would results in an adverse affect to us.  If any of these situations were to arise, we would need to consider alternatives, both in terms of our prospective operations and for the financing of our activities. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash-flow positive, or raise additional debt and/or equity capital.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Plan of Operations

Our plan of operations within the next twelve months is to complete the following objectives within the time periods specified:

1.
In accordance with the terms of the assignment agreements pursuant to which we acquired our mineral property interests, we plan to incur the following exploration costs with respect to our mineral property interests over the next twelve months:

•	$375,000 by December 28, 2008 with respect to the Peru Property;

•	$210,000 by January 8, 2009 with respect to the Cerro Amarillo Property;

•	$75,000 by January 19, 2009 with respect to the Amira - Esparta Properties;

•	$560,000 in expenditures by March 15, 2009 with respect to the Atena Property; and

•	$1,275,000 by March 29, 2009 with respect to the Peru Property.

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

Thus, we estimate that our expenditures over the next twelve months will be approximately $3,095,000.  During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue.  As at September 30, 2008, we had cash and cash equivalents of $1,896,874 and a had working capital of $1,618,148.  As such, our management anticipates that current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.

Results of Operations

We have not generated any revenues from our operations in either of the past two fiscal years.

We incurred operating expenses in the amount of $2,716,329 for the three months ended September 30, 2008, compared to operating expenses of $779,685 for the same reporting period in the prior year.  We incurred operating expenses in the amount of $5,111,346 for the nine months ended September 30, 2008, compared to operating expenses of $962,736 for the same reporting period in the prior year.  The substantial increase in our operating expenses for the three and nine months ended September 30, 2008, as compared to the same reporting periods in the prior year, relates to the reorganization of our operations in November 2007 to focus our operations on the acquisition and development of mineral rights interests in mining properties located in Argentina.  Specifically, we have incurred substantial expenses in connection with the exploration costs incurred on the properties for which we acquired options to purchase certain mineral rights, increased professional fees and stock-based compensation incurred during the reporting period.

We incurred exploration costs of $85,921 during the three months ended September 30, 2008 and $776,536 during the nine months ended September 30, 2008, compared to exploration costs of $0 during the three months ended September 30, 2007 and $1,912 during the nine months ended September 30, 2007.  We incurred professional fees of $241,518 during the three months ended September 30, 2008 and $557,827 during the nine months ended September 30, 2008, compared to professional fees of $77,001 during the three months ended September 30, 2007 and $94,067 during the nine months ended September 30, 2007.  We reported  stock based compensation of $2,033,607 for the three and nine months ended September 30, 2008, compared to$625,035 for the three and nine months ended September 30, 2007.

We had a net loss of $2,913,051 for the three months ended September 30, 2008 as compared to a net loss of $778,257 for the three months ended September 30, 2007.  We had a net loss of $4,998,408 for the nine months ended September 30, 2008, as compared to a net loss of $958,156 for the nine months ended September 30, 2007.  The increase in our net loss was primarily attributable additional operating expenses incurred in connection with the acquisition mineral property rights and the related exploration expenditures incurred during the reporting period.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents of $1,896,874 (December 31, 2007 - $54,642) and working capital of $1,618,148 (December 31, 2007 - $754,444).  During the reporting period, we received gross proceeds of $4,005,840 in connection with a private equity offering.

Our management anticipates that current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.

Additional capital is required to effectively maintain our operations and continue to implement our proposed exploration program after the next twelve month period.  It is uncertain whether we will be able to obtain financing when sought.  If we are unable to obtain additional financing, the full implementation of our ability to expand our operations will be impaired.  We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient additional funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue our exploration program to completion, we will be forced to abandon our mineral property interests and our business will fail.

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

Cash Used in Operating Activities

Operating activities in the nine month periods ended September 30, 2008 and 2007 used cash of $2,178,306 and $197,676 respectively, which reflect our recurring operating losses.  Our net loss of $4,998,408 for the nine months ended September 30, 2008 was the primary reason for our negative operating cash flow.

Cash Used in Investing Activities

In the nine month period ended September 30, 2008, we used $411,340 in investing activities, as compared to $0 used in investing activities during the nine month period ended September 30, 2007.  In the nine months ended September 30, 2008, we purchased $96,387 in equipment, expended $64,693 for website development costs and expended $250,260 in connection with the acquisition of mineral property interests.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  Net cash flows provided by financing activities during the nine months ended September 30, 2008 was $4,431,878 primarily due to $4,431,878 we received as net proceeds from the issuance of common stock during the reporting period.

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

Going Concern

We have incurred net losses for the period from inception on March 6, 2000 to September 30, 2008 of $6,567,239 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No.123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  Before January 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  We adopted SFAS No. 23(R) using the modified prospective method, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way we account for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

Not Applicable.

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Willem Fuchter, and our Chief Financial Officer, Mr. Peter Wiget.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us.

In January 2008, a contractor was critically injured in an automobile accident while working for us in the area referred to as the Atena Project located in northwestern Argentina.  The contractor’s family has filed a claim in the Argentina court system seeking monetary damages in the amount of $300,000 from the driver of the automobile, who is considered an employee under Argentinean labor law.  Although we have not been named as a party in this action, we anticipate that we may be named as a defendant in this action.

Item 1A.    Risk Factors

Not Applicable.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

During the reporting period, we completed a private equity offering of 5,007,300 Units at $0.80 per Unit (the “Units”) to a total of sixty-three (63) investors.  Each Unit consists of one (1) share of Common Stock, par value $0.001, and one (1) Common Stock Purchase Warrant (the “ Warrant”) to purchase one (1) share of common stock, exercisable commencing nine months from the closing date of the offering and terminating one year from the closing date of the offering.  As a result, we issued a total of 5,007,300 shares of common stock and warrants to purchase 5,007,300 shares of our common stock in connection with this private equity offering.  The exercise price for the Warrant is priced at $1.40.  The gross proceeds we received from this private equity offering was $4,005,840.

In connection with this private equity offering, we paid European-based agents fees totaling $280,409 and issued such agents a fee of 350,511 Warrants.  These warrants have the same terms as the Warrants issued to investors and included in the Units.

The securities offered and sold in connection with this private equity offering were in reliance on the following exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”): (a) in the case of U.S. persons, Section 4(2) of the Securities Act or Regulation D promulgated thereunder, and (b) in the case of non-U.S. persons, Regulation S promulgated under the Securities Act.  In connection with this private equity offering, we relied on each of the investors’ written representations.  With respect to the securities sold to U.S. persons, sales were made to persons who represented that they were “accredited investors” as that term is defined in Rule 501(a) under the Securities Act and to no more than 35 unaccredited investors.   With respect to the securities sold to non-U.S. persons, sales were made to persons who represented that they were not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act.  Each investor represented that they were acquiring the securities for investment only and not with a view toward resale or distribution. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to each investor.  Each investor was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these Units by any form of general solicitation or general advertising.

During the reporting period, we issued 1,000,000 shares of our common stock as part of the consideration paid for the assignment to us of certain mining and mineral rights to properties which we refer to as the Atena Gold Project.  These shares were issuable to Proyectos Mineros S.A. (“PMSA”), but at PMSA’s direction we had issued these shares to Hieronymus Management Services Ltd.  These shares were issued pursuant to Section 4(2). We did not engage in any general solicitation or advertising.  The stock certificate was issued with the appropriate legends affixed to the restricted stock.

Subsequent to the reporting period, we issued 2,000,000 shares of our common stock to Temasek Investments Inc. as partial consideration for the exercise of the initial twenty-five percent (25%) option to acquire a 25% interest in the certain mineral rights located in Peru.  These shares were issued pursuant to Section 4(2). We did not engage in any general solicitation or advertising.  The stock certificate was issued with the appropriate legends affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

Item 5.     Other Information

None.

Item 6.      Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constitution Mining Corp.

Date:	November 12, 2008

By: /s/ Willem Fuchter Willem Fuchter Title: Chief Executive Officer and Director
Date:	November 12, 2008
By: /s/ Peter Wiget Peter Wiget Title: Chief Financial Officer

CONSTITUTION MINING CORP.
(the “Registrant”)
(Commission File No. 000-49725)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2008

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.1	Assignment Agreement, dated effective December 12, 2007, between Proyectos Mineros S.A. and Constitution Mining Corp. regarding Atena Gold Property	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2007
10.2	Assignment Agreement, dated effective January 8, 2008, between Proyectos Mineros S.A. and Constitution Mining Corp. regarding Cerro Amarillo Property	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 10, 2008
10.3	Assignment and Assumption of Lease and Debt Agreement, dated effective January 18, 2008	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 24, 2008
10.4	Assignment Agreement, dated effective March 17, 2008, between Proyectos Mineros S.A. and Constitution Mining Corp., regarding the Amira, Amira Norte and Esparta II Properties	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 21, 2008
10.5	Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 29, 2008
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X