Form 10-K
period 2008-12-31
CONSTITUTION MINING CORP
filed 2009-03-18
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to  _______.

Commission file number:  000-49725
Constitution Mining Corp.
(Exact name of registrant as specified in its charter)

Nevada	88-0455809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Manuela Sáenz 323, Suite 706, Buenos Aires, Argentina C1107BPA
(Address of principal executive offices) (Zip Code)
Registrant’s telephone, including area code: +54-11-5236-9978

Securities registered under Section 12(b) of the Exchange Act:  None.
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	Not Applicable
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                   Accelerated filer ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of June 30, 2008, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($1.09) was:   $59,516,132

The number of shares of our common stock outstanding as of February 28, 2009 was:   58,469,456

Documents Incorporated by Reference:  Parts of our definitive proxy statement to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
CONSTITUTION MINING CORP.
DECEMBER 31, 2008

Note Regarding Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "intends," and other variations of these words or comparable words.  In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this annual report, “Constitution Mining,” the “Company,” “we,” “us,” or “our” refer to Constitution Mining Corp., unless otherwise indicated.

PART I

ITEM 1.    Business.

Corporate History

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

In November 2007, we reorganized our operations and changed our name to “Constitution Mining Corp.” to better reflect our current focus which is the acquisition, exploration, and potential development of mining properties.  Since November 2007, we entered into agreements to secure options to acquire the mineral and mining rights underlying properties located in the Salta and Mendoza provinces of Argentina and in Peru.

Our common stock is quoted on the OTC Bulletin Board  under the symbol “CMIN.”  We conduct our business from Manuela Sáenz 323, Suite 706, (C1107BPA) Buenos Aires, Argentina.  Our telephone number is  +54-11-5236-9978.

Exploration Stage Company

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. There is no assurance that a commercially viable mineral deposit exists on the properties underlying our mineral property interests, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the property underlying our mineral property interests, and there is no assurance that we will discover one.  If we cannot acquire or locate mineral deposits, or if it is not economical to recover any mineral deposits that we do find, our business and operations will be materially and adversely affected.

Surplus Strategy

Our current business plan calls for investing any surplus operating capital resulting from retained earnings into bullion accounts and does not include holding retained earnings, if any, in cash or cash equivalents.  In the event that commercially exploitable reserves of minerals exist on any of our property interests and we are able to make a profit, our business plan is to sell enough mineral reserves to satisfy all of our expenses and invest all retained mineral reserves in bullion accounts established in Zurich, Switzerland.  The price of precious and base metals such as gold and silver has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods.  The effect of these factors on the price of base and precious metals, and, therefore, the change in the value of our retained earnings, if any, held in bullion accounts cannot accurately be predicted and is subject to significant fluctuation.  There can be no assurance that the value of any bullion accounts established by us in the future to hold retained mineral reserves, if any, will not be adversely impacted by fluctuations in the price of base and precious metals resulting in significant losses.

Summary of our Mineral Property Interests

A description of each of our options to acquire the mineral and mining rights underlying properties located in Argentina and Peru and the conditions that we must meet to exercise these options is set forth in Item 2 of this annual report.

Effect of Governmental Regulation on Our Business

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Argentina and Peru.  The discussion that follows is a summary of the most significant government regulations which we anticipate will impact our operations.

Argentina

Argentina is the second largest country in South America, over 2.7 million square kilometres in area. In 1983, Argentina returned to a multi-party democracy, which brought an end to nearly a half century of military intervention and political instability.  The country then began to stabilize; however, it was not until 1989, with the election of the government under President Carlos Menem, that Argentina's economy began to improve.  President Menem initiated economic reforms that included the privatization of many state companies and the implementation of the Convertibility Plan, which fixed the Argentine peso to the U.S. dollar at par.  Results of the reforms were positive; Argentina's gross domestic product grew at up to 8% per annum in the early 1990s and inflation dropped to between 1% and 3% per annum.  However, following a recession in 1999 and 2000, a severe political and economic crisis occurred in late 2001.  In early 2002, the government chose to devalue the peso, before allowing the peso to float in February 2002. During the period 2003-2008, Argentina has had one of its most important economic growth cycles with average annual growth rate of around 8%. However, during the last quarter of 2008, the economic growth in Argentina decreased due to the world-wide financial crisis and the reduction in commodity prices.

In 1993, the Mining Investments Act (the “Act”) instituted a new system for mining investment to encourage mineral exploration and foreign investment in Argentina. Key incentives provided by the Act include guaranteed tax stability for a 30-year period, 100% income tax deductions on exploration costs in addition to the deduction as expenses or investment that may correspond according to applicable income tax laws, accelerated amortization of investments in infrastructure, machinery and equipment, exemption from tax on minimum presumed income, and the exemption from import duties on capital goods, equipment and raw materials used in mining and exploration. Repatriation of capital or transfer of profits is unrestricted. Argentina's mineral resources, administered by its 23 provinces or the Argentinean Federal Government, depending where they are located, are subject to a provincial royalty capped at 3% of the “mouth of mine” value of production, although provinces may opt to waive or reduce this royalty.

Under Decree. No. 753/2004 (“Decree”), mining companies that obtain the stability rights afforded by the Act are excluded from the application of certain exchange control regulations currently in force. If fact, under this Decree, mining companies that obtain such stability rights:

•
are exempted from the obligation of bringing into Argentina and trading on the Foreign Exchange Market (“FEM”) the proceeds from exports of products extracted from the project.  This exemption also allows the collection of certain tax returns for the exportation of products without the need to fulfill the referred obligation (other exporters cannot collect the export tax returns before evidencing the fulfillment of said obligation); and

•
are exempted from restrictions on the free availability (meaning the obligation of bringing into Argentina and trading on the FEM) of foreign borrowings for the development of productive mining ventures in Argentina intended for export (provided that, in principle, such borrowings must be cancelled with export proceeds).

Property and Title in Argentina

The laws, procedures and terminology regarding mineral title in Argentina differ considerably from those in the United States. According to Argentine Political State Organisation, the mines (and their mineral thereof) belong to the Provinces on where they are located, which grant the exploration permits and mine concessions to the applicants.

However, the Argentinean Federal Government is entitled to enact the National Mining Code (the “Mining Code”), which is applicable to the whole country, while the Provinces have the power to regulate the procedure aspects of the Mining Code through each Provincial Mining Procedure Code and to organize the concession and enforcement authorities.

In general, a similar concept applies to the environmental aspects related to mining activities. Although the Mining Code includes a chapter that regulates the main aspects of environmental regulations, Provinces are the enforcement authorities. Furthermore, in application of Section 121 and Section 41 of the Argentine Constitution, many provinces have also enacted additional environmental laws, which directly or indirectly are applicable to mining activities.

The following summarizes the material aspects of Argentinean mining law.

Mining Code

The rights, obligations, and procedures for the acquisition, exploration, exploitation, and use of mineral substances in Argentina are regulated by the Mining Code. The Mining Code establishes three classes of minerals, two of which are: (i) the main metalliferous substances such as gold, silver, copper, and lead whose ownership is vested in the provincial government, which in turn grants exploitation concessions to private companies; and (ii) the other metalliferous substances, which include earthy minerals and industrial minerals that belong to the land owner. Except for minerals contained in this last category, mineral rights in Argentina are separate rights from surface ownership rights. Creek bed and placer deposits, as well as abandoned tailings and mine waste rock deposits, are included in the latter mineral class.

Cateo

A cateo is an exploration concession which does not permit mining but gives the owner a preferential right to a mining concession for exploitation of minerals discovered in the same area. Cateos are measured in 500 ha unit areas. A cateo cannot exceed 20 units (10,000 ha). No person may hold more than 20 permits or 400 units in a single province. The term of a cateo is based on its area: 150 days for the first unit (500 ha) and an additional 50 days for each unit thereafter. After a period of 300 days, 50% of the area over four units (2,000 ha) must be relinquished. At 700 days, 50% of the area remaining must be relinquished. Extensions may be granted to allow for bad weather, difficult access, or similar issues. Cateos are identified by a file number or dossier number.

Cateos are awarded by the following process:

(i)	an application is made in respect of a designated area, describing a minimum work program and an estimation of the investment to be made and a schedule for exploration;

(ii)	approval is granted by the province and a formal placement on the official map or graphic register is made provided the requested area is not superseded by a previous mining right;

(iii)	publication of the claim is made in the provincial official bulletin so as to notify third parties of the claim, and;

(iv)	upon expiry of a period following publication in the official bulletin, the cateo is awarded.

The length of this process varies depending on the province, and often takes up to two years. Applications are processed on a first-come, first-serve, basis. During the application period, the first applicant has rights to any mineral discoveries made by third parties in the area of the cateo without its prior consent.

Until August 1995, a “canon fee”, or tax, of AR$400 per unit was payable upon the awarding of a cateo. A recent amendment to this law requires that a canon fee be paid upon application for the cateo. The canon fee for the cateo is paid once for the whole duration of the exploration permit.

Mina

Although the previous granting of a cateo is not a pre-condition for the granting of a exploitation right, the most common way to acquire a mina would be by discovering a mine as a consequence of an exploration process under the permit of a cateo. To convert an exploration concession to a mining concession, some or all of the area of a cateo must be converted to a “mina”. Minas are mining concessions which permit mining on a commercial basis. The area of a mina is measured in “pertenencias”. Each mina may consist of one or more pertenencias. “Common pertenencias” are 6 ha and “disseminated pertenencias” are 100 ha (relating to disseminated deposits of metals rather than discrete veins). The mining authority may determine the number of pertenencias required to cover the geologic extent of the mineral deposit in question. Once granted, minas have an indefinite term assuming the requirements of law and exploration development or mining is in progress.

To convert an exploration concession to a mining concession a declaration of manifestation of discovery wherein a point within a cateo must be nominated as a discovery point. The manifestation of discovery is used as a basis for location of the pertenencias. Manifestations of discovery do not have a definite area until pertenencias are proposed.  Within a period following designation of a manifestation of discovery, the claimant may do further exploration, if necessary, to determine the size and shape of the ore body.

Following a publication and opposition period and approval by the province, a formal survey of the pertenencias, together forming the mina, is completed. A surveyed mina provides the highest degree of mineral rights in Argentina.

The application to the mining authority must include official cartographic coordinates of the mine location and of the reconnaissance area, and a sample of the mineral discovered. The reconnaissance area, which may be as much as twice the surface area projection of the mine, is intended to allow for the geological extent of the ore body and for site layout and development. Excess area is released once the survey plans are approved by the mining authority.

Once the application for a mine has been submitted, the holder of the mining concession may commence the mining operation. Any person opposed to the mine operation, whether a holder of an overlapping cateo, a land owner disputing the existence of the ore deposit or the class of the economic mineral, or a partner in the discovery who claims to have been neglected, must register his opposition to the operation with the mining authority.

New mining concessions may also be awarded for mines that were abandoned or for which their original mining concessions were declared to have expired. In such cases, the first person claiming an interest in the property will have priority. A new mining concession will be awarded for the mine in the condition left by the previous holder.

The titleholder of a mine must fulfill three conditions as part of its mining concession in order to maintain its title to the mining concession in good standing: (i) payment of mining canons; (ii) provision of minimum investment; and (iii) continuous mining activity (if the mine is shut down for more than four years, the mining authority may demand the mine to be reactivated and a new investment plan be submitted).

Mining canons are paid to the state (national or provincial) under which the mining concession is registered, and are paid in equal instalments twice yearly. The canon is set by national law according to the category of the mine. In general, the canon due per year is AR$80 per 6 ha pertenencia for common ore bodies held by the mining concession, or AR$800 per 100 ha pertenencia for disseminated ore bodies. Failure to comply with this obligation for fourteen months results in the cancellation of the mining right. However, the titleholder can recover the mining right during 45 days after being notified by the Mining Authority, by paying the due canon plus 20% charge as a fine. The discoverer of the mine is exempt from paying canons for three years from the date on which formal title was awarded to the mine.

The holder of the mining concession must also commit to investing in the fixed assets of the property to a minimum of at least 500 times the value of the annual mining canon, over a period of five years. In the first two years, 20% of the total required investment must be made in each year. For the final three years, the remaining 60% of the total required investment may be distributed in any other manner to the discretion of the concessionaire. The mining concession expires if the minimum required investment schedule is not met. If the exploration or exploitation works at the mine are suspended for more than four years in a row, the mining authority can require the holder of the concession to prepare and undertake a plan to activate or reactivate work. Failure to file such reactivation plan within six months results in the cancellation of the mining right. Such work must be completed on the property within a maximum period of five years.

A new mining operation and the mineral products arisen therefrom are entitled to national, provincial, and municipal tax exemptions for five years (the obligation to pay mining canons is excluded from this exemption). The exemptions commence with the awarding of formal title to the mine. As discussed above, the Mining Investment Act has established a 30-year guarantee of fiscal stability for new mining projects and/or extension of existing projects which applies retroactively, once approved, to the date of presentation of the feasibility study for the project. The law allows for accelerated depreciation of capital goods, deductions in exploration costs, and access to machinery and equipment at international prices.

The major taxes that affect the mining sector are National Income Tax (35%), Gross Revenue Tax (1% of revenue, depending on the province), Mining Royalties paid to the provinces where the mining project is located (up to a maximum cap of 3% of the “mouth of mine” value of production, depending on the province), and export duties on mining products as set forth by Resolution 11/2002 (5% and 10%, depending on the mineral product).

Environmental Regulation

The Environmental Protection Section of the Mining Code of Argentina, enacted in 1995, requires that each Provincial government monitor and enforce the laws pertaining to subscribed development and protection of the environment.

Provinces are allowed to withdraw areas from the normal cateo/mina process. These lands may be held directly by the province or assigned to provincial companies for study or exploration and development.

A party wishing to commence or modify any mining-related activity as defined by the Mining Code, including prospecting, exploration, exploitation, development, preparation, extraction, and storage of mineral substances, as well as property abandonment or mine closure activity, must prepare and submit to the Provincial Environmental Management Unit (“PEMU”) an Informe de Impacto Ambiental or Environmental Impact Assessment (“EIA”) prior to commencing the work. Each EIA must describe the nature of the proposed work, its potential risk to the environment, and the measures that will be taken to mitigate that risk. The PEMU has a 60-day period to review and either approve or reject the EIA. However, the EIA is not considered to be automatically approved if the PEMU has not responded within that period. If the PEMU deems that the EIA does not have sufficient content or scope, the party submitting the EIA is granted a 30-day period in which to resubmit the document.

If accepted by the PEMU, the EIA is used as the basis to create a Declaración de Impacto Ambiental or Declaration of Environmental Impact (“DEI”) to which the party must swear to uphold during the mining-related activity in question. The DEI must be updated every two years, with a report on the results of the protection measures taken. If protection measures are deemed inadequate, additional environmental protection may be required. Mine operators are liable for environmental damage. Sanctions and penalties for non-compliance to the DEI are outlined in the Environmental Protection Section of the Mining Code, and may include warnings, fines, suspension of environmental Quality Certification, restoration of the environment, temporary or permanent closure of activities, and removal of authorization to conduct mining-related activities.

Further to the provisions of the Mining Code on Environmental Protection, mining activities are also subject to other environmental regulations issued at national and provincial level (from the province in where such activities are carried out).

All mineral rights described above are considered forms of proprietary rights and can be sold, leased or assigned to third parties on a commercial basis. As described before, cateos and minas can be forfeited if minimum work and investments requirements are not performed or if annual payments are not made. Generally, notice and an opportunity to cure defaults is provided to the owner of such rights.

Peru

Peru is located on the western coast of South America and has a population of approximately 28 million. It covers a geographic area of approximately 1.3 million square kilometres and is bordered by Bolivia, Brazil, Chile, Colombia and Ecuador.  Lima is Peru's capital and principal city and has a population of approximately 7 million.

Peru has become a leading country for mining activities. No special taxes or registration requirements are imposed on foreign-owned companies and foreign investment is treated as equal to domestic capital. Peruvian law allows for full repatriation of capital and profits and the country’s mining legislation provides access to mining concessions under an efficient registration system.

Peruvian Mining Law

Under Peru’s Uniform Text of Mining Law (“UTM”), the right to explore for and exploit minerals is granted by the government by way of concessions.  A Peruvian mining concession is a property right, independent from the ownership of surface land on which it is located.  There are no restrictions or special requirements applicable to foreign companies or individuals regarding the holding of mining concessions in Peru unless the concessions are within 50 kilometres of Peru's borders.  The rights granted by a mining concession can be transferred, or sold and, in general, may be the subject of any transaction or contract.  Mining concessions may be privately owned and no state participation is required.

The application for a mining concession involves the filing of documents before the mining administrative authority.  The mining concession boundaries are specified in the application documents, with no requirement to mark the concession boundaries in the field since the boundaries are fixed by UTM coordinates. In order to conduct exploration or mining activities, the holder of a mining concession must purchase the surface land required for the project or reach agreement with the owner for its temporary use. If any of this is not possible, a legal easement may be requested from the mining authorities, although these easements have been rarely granted.

Mining concessions are irrevocable as long as their holders pay an annual fee of US $3 per hectare and reach minimum production levels within the terms set forth by law or otherwise pay penalties, as applicable. Non-compliance with any of these mining obligations for two consecutive years will result in the cancellation of the mining concession.

Pursuant to the original legal framework, in force since 1992, holders of mining concessions are obliged to achieve a minimum production of US $100 per hectare per year within six years following the year in which the respective mining concession title is granted. If this minimum production is not reached, as of the first six months of the seventh year, the holder of the concession shall pay a US $6 penalty per hectare per year until such production is reached and penalties increase to US $20 in the 12th year. Likewise, it is possible to avoid payment of the penalty if evidence is submitted to the mining authorities that an amount 10 times the applicable penalty or more had been invested.

However, this regime has been recently and partially amended providing for, among other matters, increased minimum production levels, new terms for obtaining such minimum production, increased penalties in case such minimum production is not reached, and even the cancellation of mining concessions if minimum production is not reached within certain terms. Pursuant to this new regime, the holder of the mining concession should achieve a minimum production of at least one tax unit (S/. 3,500, approximately US $1,100) per hectare per year, within a ten-year term following the year in which the mining concession title is granted. If such minimum production is not reached within the referred term, the holder of the concession shall pay penalties equivalent to 10% of the tax unit.

If the minimum production is not reached within a fifteen-year term following the granting of the concession title, the mining concession shall be cancelled by the mining authority, unless (i) a qualified force majeure event is evidenced to and approved by the mining authority, or (ii) by paying the applicable penalties and concurrently evidencing minimum investments of at least ten times the amount of the applicable penalties; in which cases the concession may not be cancelled up to a maximum term of five additional years. If minimum production is not reached within a twenty-year term following the granting of the concession title, the concession shall inevitably be cancelled.

This amended regime is currently applicable to all new mining concessions granted since October 11, 2008. Regarding those mining concessions existing prior to such date, the new term for obtaining the increased minimum production level or otherwise pay the increased penalties pursuant to the amended regime shall be counted as from the first business day of 2009. Nevertheless, until such new term for obtaining the increased minimum production level does not expire, the minimum production level, the term for obtaining such minimum production, the amount of the penalties and the causes for cancellation of the mining concessions shall continue to be those provided in the original legal framework existing since 1992.

The amended regime shall not be applicable to (i) those concessions handed by the Peruvian State through private investment promotion procedures, which shall maintain the production and investment obligations contained in their respective agreements, and/or (ii) to titleholders of concessions with mining stability agreements in force.

Environmental Laws

The Peruvian Ministry of Energy and Mines ("MEM") regulates environmental affairs in the mining sector, including establishing an environmental protection regulations; while the Organism for Supervising Investment in Energy and Mining verifies environmental compliance and imposes administrative sanctions, although it is likely that in the near future this functions be assumed by the recently created Ministry of Environment.

Each stage of exploration or mining requires some type of authorization or permit, beginning with an application for an environmental permit for initial exploration and continuing with an Environmental Impact Assessment ("EIA") for mining, which includes public hearings.

For permitting purposes, exploration activities in Peru are classified in two categories:

•
Category I projects:  Mining exploration activities that comprise any of the following:  (i) a maximum of 20 drilling platforms; (ii) a disturbed area of less than 10 hectares considering drilling platforms, trenches, auxiliary facilities and access means; and, (iii) the construction of tunnels with a total maximum length of 50 meters.  Holders of these projects must submit an Environmental Impact Statement (“EIS”) before the MEM, which in principle, is subject to automatic approval upon its filing, and subject to subsequent (ex post) review by the latter.  Nevertheless, in any of the following cases, the project shall not be subject to automatic approval and shall necessarily obtain an express prior approval by MEM, which should be granted, in principle, within a term of two months since filing the EIS: (i) the project is located in a protected natural area or its buffer zone; (ii) the project is oriented to determining the existence of radioactive minerals; (iii) the platforms, drill holes, trenches, tunnels or other components would be located within certain specially environmental sensitive areas specified in the applicable regulations (e.g., glaciers, springs, water wells, groundwater wells, protection lands, primary woods, etc.); (iv) the project covers areas where mining environmental contingencies or non-environmental rehabilitated previous mining works, already exist

•
Category II projects:  Mining exploration activities that comprise any of the following: (i) more than 20 drilling platforms; (ii) a disturbed area of more than 10 hectares considering drilling plants, trenches, auxiliary facilities and access means; and, (iii) the construction of tunnels over a total length of 50 meters.  These projects require an authorization that should be granted once the semi-detailed Environmental Impact Assessment (EIA) is approved by the MEM. Such authorization should, in principle, take approximately four months.

Before initiating construction or exploitation activities and to the expansion of existing operations, an EIA should be approved. This process of authorization involves public hearings in the place where the project is located and, in principle, should conclude within a term of 120 calendar days, although in practice it might take between eight months and one year.

Holders of mining activities performing mining exploration shall conduct remediation works of disturbed areas, as part of the progressive closure of the project. Likewise, they shall undertake those final closure and post closure actions in the terms and conditions set forth in the approved environmental instrument.

If said holders shall carry out mining exploration activities involving the removal of more than 10,000 tonnes of material, or more than 1,000 tonnes of material with a potential neutralization (PN) over potential acidity (“PA”) relation lower than 3 (PN/PA<3), then they shall be required to file a Mine Closure Plan (“MCP”) along with the corresponding environmental instrument, as well as to establish a financial guarantee to secure compliance therewith.

Holders of mining exploitation activities must file a MCP before the MEM, within one year of the approval of their EIA. The MCP must be implemented as from the beginning of the mining operation. Semi-annual reports must be filed evidencing compliance with the MCP. An environmental guarantee covering the MCP’s estimated costs should be granted.

Mining Royalties

Peruvian law requires that concession holders pay a mining royalty as consideration for the extraction of mineral resources. The mining royalty is payable monthly on a variable cumulative rate of 1% to 3% of the value of the ore concentrate or equivalent, calculated in accordance with price quotations in international markets, subject to certain deductions such as indirect taxes, insurance, freight and other specified expenses.  The mining royalty payable is determined based on the following schedule: (i) under US $60 million of annual sales of concentrates: 1% royalty; (ii) in excess of US $60 million and up to US $120 million of annual sales: 2% royalty; and (iii) in excess of US $120 million of annual sales: 3% royalty.

Competition

We are an exploration stage mineral resource exploration company that competes with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties. We will also compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in mineral exploration companies. The presence of competing mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We will also be compete with other mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Employees

We have no full-time employees at the present time.   Our executive officers do not devote their services full time to our operations.

We also engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.  On October 15, 2008, we entered into a services contract with Logistica y Servicios Aluviales San Lorenzo SAC ("San Lorenzo"), a Peruvian Service company, to supply us with mining services on a contract basis for the purpose of developing our interests in mining properties located in the area referred to as the Gold Sands district of northeastern Peru.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have one subsidiary, Constitution Mining SA, which was registered with the General Inspection of Corporations in Argentina on March 4, 2008 and formed for the purpose of acquiring and exploring natural resource properties in Argentina.

Glossary of Certain Mining Terms

Alluvial -	Material deposited by the action of running water.
Alternation -	Any physical or chemical change in a rock or mineral subsequent to its formation. Milder and more localized than metamorphism.
Andesite -	A volcanic rock of intermediate composition.
Anomaly -	Any departure from the norm which may indicate the presence of mineralization in the underlying bedrock.
Anticline -	An arch or fold in layers of rock shaped like the crest of a wave.
Aplite -	A fine-grained, light coloured intrusive rock of granitic composition.
Arsenic-sulfides -	Sulphide minerals rich in arsenic such as arsenopyrite and arsenopolybasite.
Banded -	Iron formation - A bedded deposit of iron minerals.
Basalt -	An excursive volcanic rock composed primarily of plagioclase, pyroxene and some olivine.
Base Camp -	Centre of operations from which exploration activity is conducted.
Base Metal -	Any non-precious metal (e.g., copper, lead, zinc, nickel, etc.).
Bedding -	The arrangement of sedimentary rocks in layers.
Biotite -	A platy magnesium-iron mica, common in igneous rocks.
Breccia -	A rock in which angular fragments are surrounded by a mass of fine-grained minerals.
Bulk Sample -
A large sample of mineralized rock, frequently hundreds of tonnes, selected in such a manner as to be representative of the potential orebody being sampled. Used to determine metallurgical characteristics.

Bullion -	Metal formed into bars or ingots.
Carbonate -	A sediment formed by the organic or inorganic precipitation from aqueous solution of carbonates of calcium, magnesium, or iron; e.g., limestone and dolomite.
Chalcopyrite -	A sulphide mineral of copper and iron; the most important ore mineral of copper.
Chlorite -	Fe (iron) and Mg (magnesium) rich mineral that is commonly an alteration product of mafic mineral
Clay -	A fine-grained material composed of hydrous aluminum silicates.
Collar -	The term applied to the timbering or concrete around the mouth of a shaft; also used to describe the top of a mill hole.
Concentrate -	A fine, powdery product of the milling process containing a high percentage of valuable metal.
Concentrator -	A milling plant that produces a concentrate of the valuable minerals or metals. Further treatment is required to recover the pure metal.
Contact -	A geological term used to describe the line or plane along which two different rock formations meet.
Core -	The long cylindrical piece of rock, about an inch in diameter, brought to surface by diamond drilling.
Crystalline -	Pertaining to, or having the nature of, a crystal.
Development -	Underground work carried out for the purpose of opening up a mineral deposit. Includes shaft sinking, crosscutting, drifting and raising.
Diamond -	The hardest known mineral, composed of pure carbon; low-quality diamonds are used to make bits for diamond drilling in rock.
Diamond drill -	A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two cm or more in diameter.
Diamond drilling -	A type of rotary drilling in which diamond bits are used as the rock-cutting tool to produce a recoverable drill core sample of rock for observation and analysis.

Diorite -	An intrusive igneous rock composed chiefly of sodic plagioclase, hornblende, biotite or pyroxene.
Dip -	The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.
Disseminated -	Where minerals occur as scattered particles in the rock.
Disseminated ore -	Ore carrying small partides of valuable minerals spread more or less uniformly through the host rock.
Dyke -	A long and relatively thin body of igneous rock that, while in the molten state, intruded a fissure in older rocks.
Epithermal -	Low temperature hydrothermal process or product.
Erosion -	The breaking down and subsequent removal of either rock or surface material by wind, rain, wave action, freezing and thawing and other processes.
Exploration -	Prospecting, sampling, mapping, diamond drilling and other work involved in searching for ore.
Fault -	A break in the Earth’s crust caused by tectonic forces which have moved the rock on one side with respect to the other.
Feldspar -	A group of common rock-forming minerals that includes microcline, orthoclase, plagioclase and others.
Fine gold -	Fineness is the proportion of pure gold or silver in jewelry or bullion expressed in parts per thousand. Thus, 925 fine gold indicates 925 parts out of 1,000, or 92.5% is pure gold.
Fold -	Any bending or wrinkling of rock strata.
Fracture -
A break in the rock, the opening of which allows mineral-bearing solutions to enter. A “cross-fracture” is a minor break extending at more-or-less right angles to the direction of the principal fractures.

Galena -	Lead sulphide, the most common ore mineral of lead.
Geochemistry -	The study of the chemical properties of rocks, soil or silt.
Geology -	The science concerned with the study of the rocks which compose the Earth.
Geophysical Survey -
A scientific method of prospecting that measures the physical properties of rock formations. Common properties investigated include magnetism, specific gravity, electrical conductivity and radioactivity.

Geophysics -	The study of the physical properties of rocks and minerals.
Grab Sample -
A sample from a rock outcrop that is assayed to determine if valuable elements are contained in the rock. A grab sample is not intended to be representative of the deposit, and usually the best-looking material is selected.

Granite -	A coarse-grained intrusive igneous rock consisting of quartz, feldspar and mica.
Granodiorties -	A coarse-grained intrusive rock of intermediate composition.
Hematite -	An oxide of iron, and one of that metal’s most common ore minerals. High grade - Rich ore. As a verb, it refers to selective mining of the best ore in a deposit.
Host Rock -	The rock surrounding an ore deposit.
Hydrothermal -	Relating to hot fluids circulating in the earth’s crust.
Induced polarization (IP) -	A method of ground geophysical surveying employing an electrical current to determine indications of mineralization.
Industrial Minerals -	Non-metallic, non-fuel minerals used in the chemical and manufacturing industries. Examples are asbestos, gypsum, salt, graphite, mica, gravel, building stone and talc.
Intrusive -	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Jig -	A piece of milling equipment used to concentrate ore on a screen submerged in water, either by the reciprocating motion of the screen or by the pulsation of water through it.
Lamprophyre -	An igneous rock, composed of dark minerals, that occurs in dykes; sometimes contains diamonds.
Lens -	Generally used to describe a body of ore that is thick in the middle and tapers towards the ends.
Level -	The horizontal openings on a working horizon in a mine; it is customary to work mines from a shaft, establishing levels at regular intervals, generally about 50 meters or more apart.
Limonite -	A brown, hydrous iron oxide.
Lode -	A mineral deposit in solid rock.
Mafic -	Igneous rocks composed mostly of dark, iron- and magnesium-rich minerals.
Magma -	The molten material deep in the Earth from which rocks are formed.
Magnetite -	Black, magnetic iron ore, an iron oxide.
Metallurgical coal -	Coal used to make steel.
Microcrystalline -	A crystalline texture visible only under a microscope.
Mineral -	A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.
Mineralization -	Occurrences of minerals, which may have an economic value.
Mineralization -	A natural concentration in rocks or soil of one or more metalliferous minerals.
Monzogranite -	A coarse-grained, quartz-poor intrusive rock of granitic.
Net smelter return -	A share of the net revenues generated from the sale of metal produced by a mine.
Oligocene -	An epoch of the lower Tertiary period of the Cenozoic era considered to have covered the span of time between 38 and 25 million years ago.
Ordovician age -	The second earliest period of the Palaeozoic era considered to have covered the span of time between 500 and 440 million years ago.
Ore -	A mixture of ore minerals and gangue from which at least one of the metals can be extracted at a profit.
Orebody -	A natural concentration of valuable material that can be extracted and sold at a profit.
Outcrop -	An exposure of rock or mineral deposit that can be seen on surface, that is, not covered by soil or water.
Pegmatite -	A coarse-grained, igneous rock, generally coarse, but irregular in texture, and similar to a granite in composition; usually occurs in dykes or veins and sometimes contains valuable minerals.
Permian -	The last period of the Palaeozoic era considered to have covered the span of time between 290 and 250 million years ago.
Placer -	A deposit of sand and gravel containing valuable metals such as gold, tin or diamonds.
Plant -
A building or group of buildings in which a process or function is carried out; at a mine site it will include warehouses, hoisting equipment, compressors, maintenance shops, offices and the mill or concentrator.

Plug -	A common name for a small offshoot from a large body of molten rock.
Porphyry -	Any igneous rock in which relatively large crystals , called phenocrysts, are set in a fine-grained groundmass.
Prospect -	A mining property, the value of which has not been determined by exploration.

Pyrite -	A yellow iron sulphide mineral, normally of little value. It is sometimes referred to as “fool’s gold”
Pyrite -	An iron sulphide mineral (FeS2), the most common naturally occurring sulphide mineral.
Quartenary -	The last period of time considered to have covered the span of time between 0 and 2 million years ago.
Quartz -	Common rock-forming mineral consisting of silicon and oxygen.
Reclamation -	The restoration of a site after mining or exploration activity is completed.
Reconnaissance -	A preliminary survey of ground.
Resource -	The calculated amount of material in a mineral deposit, based on limited drill information.
Reverse Circulation Drilling (RC) -
A drilling method used in geological appraisals whereby the drilling fluid passes inside the drill stem to a down-the-hole percussion bit and returns to the surface outside the drill stem carrying the drill chip samples.

Rhyolite -	A fine-grained, extrusive igneous rock which has the same chemical composition as granite.
Rock -	Any natural combination of minerals; part of the earth’s crust.
Sample -	A small portion of soil, silt, rock or a mineral deposit taken so that the metal content can be determined by assaying.
Sampling -	Selecting a fractional but representative part of a mineral deposit for analysis.
Scorodite -	A pale leek-green iron and arsenic rich mineral.
Sedimentray -	Formed by the deposition of sediment or pertaining to the process of sedimentation.
Sediments -
Solid fragmental material that originates from weathering of rocks and is transported or deposited by air, water, or ice, or that accumulates by other natural agents, such as chemical precipitation from solution or secretion by organisms, and that forms in layers on the Earth's surface at ordinary temperatures in a loose, unconsolidated form; e.g., sand, gravel, silt, mud, alluvium.

Seismic prospecting -	A geophysical method of prospecting, utilizing knowledge of the speed of reflected sound waves in rock.
Shear or Shearing -	The deformation of rocks by lateral movement along innumerable parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.
Shear zone -	A zone in which shearing has occurred on a large scale.
Shoot -	A concentration of mineral values; that part of a vein or zone carrying values of ore grade.
Showing -	Surface occurrence of mineral.
Siderite -	Iron carbonate, which when pure, contains 48.2% iron; must be roasted to drive off carbon dioxide before it can be used in a blast furnace. Roasted product is called sinter.
Silica -	Silicon dioxide. Quartz is a common example.
Siliceous -	A rock containing an abundance of quartz.
Sill -	An intrusive sheet of igneous rock of roughly uniform thickness that has been forced between the bedding planes of existing rock.
Skam -	Name for the metamorphic rocks surrounding an igneous intrusive where it comes in contact with a limestone formation.
Sphalerite -	A zinc sulphide mineral; the most common ore mineral of zinc.
Stratigraphy -	Strictly, the description of bedded rock sequences; used loosely, the [i]" sequence of bedded rocks in a particular area.
Strike -	The direction, or bearing from true north, of a vein or rock formation measure on a horizontal surface.

Strike-slip -	The component of movement or slip that is parallel to the strike of a body or plane.
Stripping ratio -	The ratio of waste relative to ore removed from a surface mine. Usually expressed as tonne:tonne (t:t).
Subvolcanic -	A volcanic rock formed not far from the surface.
Sulphide -	A compound of sulphur and some other element.
Tailings -	Material rejected from a mill after most of the recoverable valuable minerals have been extracted.
Tertiary -	The first period of the Cenozoic era considered to have covered the span of time between 2 and 65 million years ago.
Trench -	A long, narrow excavation dug through overburden, or blasted out of rock, to expose a vein or ore structure.
Trenching -	The process of exploration by which material is removed from a trench cut from the earth's surface.
Trend -	The direction, in the horizontal plane, of a linear geological feature, such as an ore zone, measured from true north.
Tuff -	Rock composed of fine volcanic ash.
Tunnel -	A horizontal underground opening, open to the atmosphere at both ends.
Vein -	A fissure, fault or crack in a rock filled by minerals that have travelled upwards from some deep source.
Volcaniclastics -	Fragmental volcanic rocks.
Waste -	Un-mineralized, or sometimes mineralized, rock that is not minable at a profit.
Zone -	An area of distinct mineralization.

ITEM 1A.     Risk Factors.

You should carefully consider the following risk factors in evaluating our business and us.  The factors listed below represent certain important factors that we believe could cause our business results to differ.  These factors are not intended to represent a complete list of the general or specific risks that may affect us.  It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  You should also consider the other information included in this Annual Report and subsequent quarterly reports filed with the SEC.

Risk Factors

Risks Associated With Our Business

Our accountants have raised substantial doubt with respect to our ability to continue as a going concern.

As noted in our financial statements, we have incurred a net loss of $6,873,664 for the period from inception on March 6, 2000 to December 31, 2008 and have present no source of revenue.  At December 31, 2008, we had a working capital deficiency of $162,440.  As of December 31, 2008, we had cash and cash equivalents in the amount of US $66,580.  We will have to raise additional funds to meet our currently budgeted operating requirements for the next twelve months.

The audit report of James Stafford, Inc., Chartered Accountants for the fiscal year ended December 31, 2008 and 2007 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time.

We own the options to acquire the mining and mineral rights underlying certain properties and if we fail perform the obligations necessary to exercise these options we will lose our options and cease operations.

We hold options to acquire the mineral and mining rights underlying properties located the Salta and Mendoza provinces of Argentina and in Peru, and, if we fail to meet the requirements of the agreement under which we acquired such options , including any payments and/or any exploration obligations that we have regarding these properties, we may lose our right to exercise the options to acquire the mineral and mining rights underlying these properties. If we do not fulfill these conditions, then our ability to commence or continue operations could be materially limited.  In addition, substantially all of our assets will be put into commercializing our rights to the areas covered by these option agreements.  Accordingly, any adverse circumstances that affect the areas covered by these option agreements and our rights thereto would affect us and your entire investment in shares of our common stock.  If any of these situations were to arise, we would need to consider alternatives, both in terms of our prospective operations and for the financing of our activities.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash-flow positive, or raise additional debt and/or equity capital.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We have a limited operating history and have incurred losses that we expect to continue into the future.

We have not yet located any mineral reserves and we have never had any revenues from our operations. In addition, we have a very limited operating history upon which an evaluation of our future success or failure can be made.  We have only recently taken steps to implement our business plan to engage in the acquisition of mineral and mining rights to exploration and development properties in Argentina and Peru, and it is too early to determine whether such steps will prove successful.  Our business plan is in its early stages and faces numerous regulatory, practical, legal and other obstacles.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition.

No assurances can be given that we will be able to successfully complete the purchase of mineral and mining rights to any properties, including the ones for which we currently hold options.  Our ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, our ability to (i) identify and acquire properties or interests therein that ultimately have probable or proven mineral reserves, (ii) sell such mining properties or interests to strategic partners or third parties or commence the production of a mineral deposit, (iii) produce and sell minerals at profitable margins and (iv) raise the necessary capital to operate during this possible extended period of time.  At this stage in our development, it cannot be predicted how much financing will be required to accomplish these objectives.

We have no known reserves and we may not find any mineral resources or, if we find mineral resources, the deposits may be uneconomic or production from those deposits may not be profitable.

Our due diligence activities have been limited, and to a great extent, have relied upon information provided to us by third parties. We have not established that any of the properties for which we hold options contain adequate amounts of gold or other mineral reserves to make mining any of the properties economically feasible to recover that gold or other mineral reserves, or to make a profit in doing so. If we do not, our business will fail. If we cannot find economic mineral resources or if it is not economic to recover the mineral resources, we will have to cease operations.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment, such as bulldozers and excavators, that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We do not have enough money to complete our exploration and consequently may have to cease or suspend our operations unless we are able to raise additional financing.

We presently do not have sufficient capital to exercise our options to acquire the mineral and mining rights underlying property located in the Salta and Mendoza provinces of Argentina and in Peru.  Although management believes that sources of financing are available to complete the acquisition of these property interests, no assurances can be given that these financing sources will ultimately be sufficient.  Other forms of financing, if available, may be on terms that are unfavorable to our stockholders.

As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

Our success is dependent upon a limited number of people.

The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our management team.  The loss of the services of any member of management could have a material adverse effect on us.

Our business will be harmed if we are unable to manage growth.

Our business may experience periods of rapid growth that will place significant demands on our managerial, operational and financial resources.  In order to manage this possible growth, we must continue to improve and expand our management, operational and financial systems and controls.  We will need to expand, train and manage our employee base.  We must carefully manage our mining exploration activities.  No assurances can be given that we will be able to timely and effectively meet such demands.

We may not be able to attract and retain qualified personnel necessary for the implementation of our business strategy and mineral exploration programs.

Our future success depends largely upon the continued service of board members, executive officers and other key personnel.  Our success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Argentina and Peru.  Personnel represents a significant asset, and the competition for such personnel is intense in the mineral exploration industry.  We may have particular difficulty attracting and retaining key personnel in the initial phases of our operations.

Our officers and directors may have conflicts of interest and do not devote full time to the our operations.

Our officers and directors may have conflicts of interest in that they are and may become affiliated with other mining companies.  In addition, our officers do not devote full time to our operations.  Until such time that we can afford executive compensation commensurate with that being paid in the marketplace, our officers will not devote their full time and attention to our operations.  No assurances can be given as to when we will be financially able to engage our officers on a full-time basis.

Because our Chief Executive Officer, Willem Fuchter, is also the president and a director of Proyectos Mineros S.A., situations may arise that would present a conflict of interests, which may result in decisions disadvantageous to our shareholders.

Dr. Fuchter, our Chief Executive Officer, is also the president and a director of Proyectos Mineros S.A. (“PMSA”), the party from which we acquired our options to acquire the mining and mineral rights in Argentina. Although the terms of some of these agreements with PMSA were negotiated and agreed to prior to Dr. Fuchter’s appointment as Chief Executive Officer, future situations may develop where Dr. Fuchter’s interest as a director of PMSA conflicts with his fiduciary duties as an officer and director of our company. Although, we will attempt to minimize or eliminate Dr. Fuchter’s ability to influence any of our decisions affecting PMSA, including the recusal of Dr. Fuchter from certain decisions involving PMSA, should a conflict occur it is possible that any such conflict could be resolved in the interests of PMSA instead of our shareholders.

Because most of our officers and directors are located outside of the United States, you may have no effective recourse against our us or our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Most of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Risks Associated With Mining

There is no assurance that we can establish the existence of any mineral resource on any of our property interests in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business will fail.

We have not established that any of our properties contain any commercially exploitable mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business will fail.  A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines.  If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource.  If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Because our property interest and exploration activities in Argentina and Peru are subject to political, economic and other uncertainties, situations may arise that could have a significantly adverse material impact on us.

Our activities in Argentina and Peru are subject to political, economic and other uncertainties, including the risk of expropriation, nationalization, renegotiation or nullification of existing contracts, mining licenses and permits or other agreements, changes in laws or taxation policies, currency exchange restrictions, changing political conditions and international monetary fluctuations.  Future government actions concerning the economy, taxation, or the operation and regulation of nationally important facilities such as mines could have a significant effect on our plans and on our ability to operate.  No assurances can be given that our plans and operations will not be adversely affected by future developments in Argentina and Peru.

Because we presently do not carry title insurance and do not plan to secure any in the future, we are vulnerable to loss of title.

We do not maintain insurance against title on any of our properties. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. Disputes over land ownership are common, especially in the context of resource developments. We cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that we will have or acquire valid title to the mining and mineral rights on such properties. The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities we will not be able to afford, resulting in the failure of our business.

Because we are subject to various governmental regulations and environmental risks, we may incur substantial costs to remain in compliance.

Our activities in Argentina and Peru are subject to federal and local laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials. Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off.  No assurances can be given that such environmental issues will not cause our operations in the future to fail.

The federal and/or local government in Argentina and Peru could require us to remedy any negative environmental impact. The costs of such remediation could cause us to fail.  Future environmental laws and regulations could impose increased capital or operating costs on us and could restrict the development or operation of any mines.

We have, and will in the future, engage consultants to assist us with respect to our operations in Argentina and Peru.  We are beginning to address the various regulatory and governmental agencies, and the rules and regulations of such agencies, in connection with the options for the properties in Argentina and Peru.  No assurances can be given that we will be successful in our efforts.  Further, in order for us to operate and grow our business in Argentina and Peru, we need to continually conform to the laws, rules and regulations of such country and local jurisdiction.  It is possible that the legal and regulatory environment pertaining to the exploration and development of mining properties will change.  Uncertainty and new regulations and rules could dramatically increase our cost of doing business, or prevent us from conducting its business; both situations could cause us to fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liabilities may exceed our resources, which could cause our business to fail.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence could cause us to fail.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, from the extraction and sale of precious and base metals such as gold and silver. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring property interests. If we cannot continue to acquire interests in properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and license mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or mineral products that we identify and produce.

We compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future as well as our ability to recruit and retain qualified personnel. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Risks Relating to our Common Stock

Trading on the over-the-counter bulletin board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the over-the-counter bulletin board service of the Financial Industry Regulatory Authority (the “OTCBB”).  Trading in stock quoted on the OTCBB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTCBB is not a stock exchange, and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex.  Accordingly, shareholders may have difficulty reselling any of the shares.

Because our common stock is quoted and traded on the OTCBB, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale.  The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale.  Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock.  As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.  If these activities are commenced, they may be discontinued at any time.  These transactions may be effected on the OTCBB or any other available markets or exchanges.  Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

We may experience difficulties in the future in complying with Sarbanes-Oxley Section 404.

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  Beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2009, we will be required to furnish a report by our management on our internal control over financial reporting.  Such report contains among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

We have never paid dividends and have no plans to in the foreseeable future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors.  To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for operation of our business.  Therefore, any return investors in our common stock will have to be in the form of appreciation, if any, in the market value of their shares of common stock.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Articles of Incorporation authorize the issuance of 300,000,000 shares of our common stock and 50,000,000 shares of preferred stock.  The common stock or preferred stock can be issued by our board of directors, without stockholder approval.  Any future issuances of our common stock would further dilute the percentage ownership of our common stock held by public stockholders.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Indemnification of officers and directors.

Our articles of incorporation and the bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our stockholders therefore will have only limited recourse against such individuals.

ITEM 1B.      Unresolved Staff Comments.

None.

ITEM 2.         Properties.

Description of our Mineral Property Interests

Our properties are located in Argentina and Peru and all are in the exploration stage.  These properties are without known reserves and the proposed plan of exploration detailed below is exploratory in nature.  The individual properties are described below.

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

The mineral rights on the Atena Property consist of mining claims referred to in Argentina as “minas” which remain valid so long as the annual fee referred to as “canon minero” is paid.

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

As of March 15, 2009, we had not issued the 2,000,000 shares of our common stock nor incurred $500,000 in Atena Expenditures as required under the Assignment Agreement in order to be able to exercise the Atena Option.    PMSA agreed to waive the obligation that we incur $500,000 in Atena Expenditures by March 15, 2009 contingent upon our issuance to PMSA of  the 2,000,000 shares of our common stock as required under the Assignment Agreement by March 31, 2009.

We will acquire 100% of the Atena Option once we have completed our commitments under the Atena Expenditures and issued shares of our common stock to PMSA, as set forth above, on or before March 15, 2011.  Following the completion of this acquisition and payment of the consideration set forth above, we will grant to PMSA a 1% net smelter returns royalty.  The Atena Option grants us the exclusive possession of the properties for mineral exploration, together with the right to purchase the minerals rights to these properties upon exercise of the Atena Option.

Recent Exploration Work and Proposed Exploration Program

A Phase 1 exploration program was completed on the Atena Property in February 2008.  During this phase, field geologists collected composite samples approximately every 50 metres along the entire-36 kilometre vein system on the project area.  The samples were sent to ALS Chemex, the South American division of the ALS Laboratory Group, for analysis.  Results of these samples indicated an anomalous area of approximately five kilometres by three kilometres,  which is the subject of follow-up exploration in a Phase 2 program.  The Phase 2 program comprises of trenching and detailed sampling, as well as detailed geological mapping.  These activities are expected to outline the shape and tenor of pay shoots which can then be tested in the subsurface by diamond drilling in a Phase 3 program.  While the project area lies at 3900m above sea level in the altiplano or puna of northwest Argentina, fieldwork can be conducted all year-round.  The Phase 2 program has commenced and a trenching contract has been granted to a Salta-based operator to undertake the work.  Phase 2 is expected to be completed by March 2009, after which the Phase 3 drilling program is anticipated to commence.

Our anticipated exploration expenses at the Atena Project for the next twelve months are as follows:

Activity	USD 000s
PHASE 2 - FOLLOW-UP EXPLORATION:
Mineral Property Maintenance	4
Permitting	1
Geological Mapping	5
Trenching	35
Analytical Costs	30
Field Expenses	15
Personnel	35
Consultants	15
Transport	20
Travel	5
Subtotal	165
PHASE 3 - FIRST STAGE DRILLING (TARGET TESTING)
Mineral Property Maintenance	4
Permitting	1
Drilling (2000 m)	200
Drilling Support	30
Analytic Costs	30
Field Expenses	15
Personnel	35
Transport	15
Travel	20
Miscellaneous	5
Subtotal	355
TOTAL	520

Amira, Amira Norte and Esparta II Properties

Effective March 17, 2008, we entered into an assignment agreement, dated March 17, 2008, with PMSA, whereby PMSA assigned to us PMSA’s right to explore and an option (the “Amira-Esparta Option”) to purchase a 90% interest in the mineral rights of three mining properties referred to as “Amira”, “Amira Norte” and “Esparta II”, located in the Province of Salta, Argentina (the “Amira-Esparta Properties”).  Pursuant to the terms of our agreement with PMSA, PMSA has assigned to us all of PMSA’s rights and obligations under an option agreement by and between PMSA and the registered titleholder to the Amira-Esparta Properties, Ms. Silvia Rene Rodriguez, in consideration of our recognizing to PMSA a 1% net smelter returns royalty on the Amira-Esparta Properties.  The mineral rights underlying the Amira-Esparta Properties consist of manifestations of discovery (referred to as

“manifestciones de descubrimientos”), which are a form of mineral title that allows the conversion of exploration concessions (referred to as “cateos”) to mining claims (referred to as “minas”). The manifestations of discovery are used as a basis for location of mining claims, but do not have a definite area until the claims are proposed.  Within a period following designation of a manifestation of discovery, the claimant may do further exploration, if necessary, to determine the size and shape of the ore body.   All of these forms of mineral title require the payment of an annual fee referred to as “canon minero.”  In order for us to keep our interest in good standing and to exercise the Amira-Esparta Option, we must make the following payments to Ms. Rodriguez, as set forth in the underlying option agreement:

•	$75,000 on or before January 19, 2009;
•	an additional payment of $150,000 on or before January 19, 2010;
•	an additional payment of $200,000 on or before January 19, 2011; and
•	a final payment of $1,000,000 on or before January 19, 2012, which shall also be the final payment required and such payment will cause the Amira-Esparta Option to have been automatically exercised.

As of January 19, 2009, we had not paid Ms. Rodriguez the $75,000 payment required in order to be able to exercise the Amira-Esparta Option.    Ms. Rodriguez has agreed to modify the payment terms for this payment.  As a result of this modification to the payment terms, we are now required to pay Ms. Rodriguez $25,000 on or before April 1, 2009 and $50,000 on or before June 19, 2009 in order to satisfy this obligation.

Geology and Mineralization

The Atena project is located within the Sierra de Taca Taca range approximately 15 kilometers from the Taca Taca porphyry deposit. The Sierra de Taca Taca range is mostly underlain by granodiorites of the Taca Taca Formation of Ordovician age with early Permian rhyolite and andesite volcanic and volcaniclastics dominating the western portions of the range.

Oligocene subvolcanic porphyry intrusions commonly intrude these older units. Some of these are associated with hydrothermal porphyry-style mineralization such as is found at Taca Taca. In addition, quartenary basaltic centers, such as Mt Aracar which covers the western margin of the Atena project area, as well as rhyolite domes are also observed within the district.

The project area itself is largely underlain by biotite monzogranite with common enclaves of mafic-rich granodiorite porphyry. These rocks have been extensively intruded by pink aplite and pegmatite sills which give large outcrop areas a banded/bedded appearance. The granitoids are also cut by meter-wide lamprophyre dikes which are assumed to be tertiary in age.

Across the project area there are numerous vein sets and discrete lode zones that consist of multiple anastomozing lodes and link structures. The lode zones form in Northward-trending principle shears, northwest secondary shears, and northeast tension veins, and form a brittle shear array with a sinistral strike-slip component and as yet uncertain dip-slip component. There is a distinctive gray clay-chlorite-carbonate alteration in the partly sheared rock between the branches of the lodes that makes that area recessive relative to unaltered granitoids.

The lodes have a variety of components the proportions of which vary according to lode thickness and orientation. The components are:

•	sheared host rock with hematite-clay-chlorite alteration typical of the granite and fine silica-hematite alteration in the aplite and lamprophyre;

•
brown iron-manganese-magnesium-calcium carbonate that forms a matrix, patches, veins and breccia fill in the shear zones. The most common form in the shear lodes is a banded rock with altered host rock lenses and infill carbonate that is massive and crystalline. There is also a breccia with the same components and veins with comb-textured coarse carbonate crystals;

•
clear microcrystalline quartz veins and pods lying in the shear zones and dominating them locally. Variations on this quartz are: a gray shear textured overprint with very fine-grained sulfides; a mustard green overprint due to scorodite generally in breccia zones in the quartz and interpreted as oxidised arsenic-sulfides. This is not to be confused with silver-green sericite alteration of feldspars in the granitoids near the shear zones;

The main set of northward-trending shears are dominated by shear , silica-hematite, carbonate and quartz, the northwest lodes are shears with some silica-hematite and minor carbonate and the northeast lodes are dominantly quartz vein.

In some pits along the northward-trending lodes malachite stain and orange-yellow jarosite-limonite boxworks after sulfides have been observed.  This staining generally coincides with segments of these lodes which contain noticeable, but not dominant, quartz infill.  There are also oxides after carbonate in such lodes but it is dominantly black-brown manganese oxide-limonite.  In the quartz dominated northeast-trending lodes, there are distinct domains with green scorodite stain and local jarosite-limonite stain.  These tend to be associated with the sheared or brecciated part of the microcrystalline quartz where there is recognizable gray sulfidic shears or infill in the quartz as well.  Since the sulfide/sulfate/oxide points tend to have the best grade in the existing sample set it is inferred that sulfides in the quartz-bearing part of the lodes define shoots that have the better chance of gold mineralization.

Certain metal associations have been recognized from the results of the sampling programs, in particular those of Au-Ag-Bi-Pb and Cu-Ag-As.  The former association is typical of shallow and the latter of intermediate level hydrothermal mineralization related to intermediate (e.g,, dacitic magma).  This is consistent with the spatial association of the biotite lamprophyre dikes in the same structures as the lode and the common alteration types associated with dike and lode.  It is therefore possible, but not essential, that there is porphyry Cu-Mo-Au mineralisation in the deeper part of this system.  So far, apart from the relationships already noted, there is no direct evidence for related porphyry mineralisation like that at Taca Taca.  However, at Taca Taca there are quartz-sulfide lodes similar to those at Atena that lie in northward-trending shears that overprint the more widespread fracture and veinlet controlled Cu-Mo-Au mineralization.

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

Location and Access

The Atena Project covers an area of some 9,281 hectares in the "puna" (altiplano) of Salta Province in northwestern Argentina approximately 350km from the provincial capital. The project lies at 3,700 meters above sea level.  Access to the property is by provincial roads from the town of Tolar Grande to Taca  Taca.

The following map shows the general location of the Atena Property (labeled Atena I and Atena II) and the Amira-Esparta Properties (labeled Amira, Amira Norte and Esparta II):

Previous Exploration History

The veins at the Atena Project were first discovered in the mid 1950s by a prospector from Salta who opened up a few trenches and pits on Cu-oxide showings on some of the quartz veins.

The vein system was then rediscovered by RTZ Mining & Exploration Argentina Branch (“RTZ”) during their porphyry and epithermal gold exploration campaign in the northwestern portion of Argentina in 2003. RTZ undertook three campaigns over the Atena property, starting with a reconnaissance sampling program of the veins (26 samples) which was followed-up by a further 152 grab samples. In addition, some 118 samples were taken from a number of shallow trenches. Grab samples by RTZ returned up to 8.9g/t Au.

When RTZ decided to get out of epithermal gold exploration, the exploration-with-option-to-purchase rights over Atena Property were acquired by Proyectos Mineros, a privately-owned Argentine exploration company. Proyectos Mineros subsequently acquired the additional property comprising the Aetna Project and these properties interest and agreements with all the underlying rights and obligations that have been assigned to us.

Cerro Amarillo Property

On January 8, 2008, we entered into an assignment agreement with PMSA to acquire PMSA’s right to explore and option (the “Cero Amarillo Option”) to purchase certain mineral rights on properties known as the Cerro Amarillo Property located in the Departamento Malargue, Province of Mendoza, Argentina (the “Cerro Amarillo Property”).  The Cerro Amarillo Property consists of an aggregate 14,221.7 hectares.

The mineral rights underlying the Cerro Amarillo Property consist of manifestations of discovery (referred to as “manifestciones de descubrimientos”), which are a form of mineral title that allows the conversion of exploration concessions (referred to as “cateos”) to mining claims (referred to as “minas”). The manifestations of discovery are used as a basis for location of mining claims, but do not have a definite area until the claims are proposed.  Within a period following designation of a manifestation of discovery, the claimant may do further exploration, if necessary, to determine the size and shape of the ore body.   All of these forms of mineral title require the payment of an annual fee referred to as “canon minero.”

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

As of January 8, 2009, we had not issued the 300,000 shares of our common stock nor incurred $200,000 in Cerro Amarillo Expenditures as required under the assignment agreement in order to be able to exercise the Cerro Amarillo Option.  PMSA agreed to waive the obligation that we incur $200,000 in Cerro Amarillo Expenditures by January 8, 2009, contingent upon our issuance to PMSA of the 300,000 shares of our common stock as required under the Assignment Agreement by March 31, 2009.

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

Location and Access

The Cerro Amarillo Property is situated in the southern Mendoza Province of Argentina near the ski resort of Las Leñas.  The Cerro Amarillo Property consists of approximately 14,222 hectares and is located at a latitude of 35° 16’ 25” S and a longitude of 70° 09’ 22” approximately 25 kilometers due east of the Chilean border. This property lies at an elevation of about 3,400 meters above sea level in the foothills of the Cordillera. Access is a few minutes by helicopter or a four hour ride on horseback from the Las Leñas resort, situated 15 kilometers to the northeast.

The following map shows the general location of the Cerro Amarillo Property:

Previous Exploration History

The Cerro Amarillo Property was discovered by Minera Aguilar (St. Joe Minerals) in 1970 as part of an exploration program to follow-up on stream geochemistry. Work carried out on the Cerro Amarillo Property since its discovery is as follows:

•	1970 –1973 St. Joe Minerals undertook geological mapping, surface geochemical sampling, and geophysical surveying (27km of Induced Polarization or IP) of the Cerro Amarillo colour anomaly.

•	1994 – 1995 Solitario carried out further rock geochemistry and additional geological reconnaissance.

•	1995 – 1996 Phelps Dodge undertook thin section petrography, reconnaissance mapping, and limited rock chip sampling of the Cajon Grande anomaly.

•	1996 – 1997 BHP carried out further rock chip sampling of Cerro Amarillo anomaly.

•	1998 Billiton undertook a magnetic survey over the Cerro Amarillo anomaly (22km) in addition to confirmatory and orientation geochemistry.

•	1999 IMA repeated two of the St. Joe Minerals IP lines.

•	2001 OreGalore undertook a major compilation of all existing data

•
2003 Xstrata completed further reconnaissance-style mapping of the Cerro Amarillo Property. In addition, they collected another 30 grab samples, flew some 500 line kilometers of helicopter-borne magnetics, and recorded 4.2 km of dipole-dipole IP data along three lines over the mineralized zone of Cerro Amarillo Property.

•	2006 – 2007 Latin American Minerals held an option on the property but conducted little work during their tenure.

Geology and Mineralization

Cerro Amarillo is located at the southern end of the highly productive Late Miocene – Pliocene magmatic arc that hosts the El Teniente and Los Bronces porphyry giants in Chile.  It forms part of a cluster of intrusions of different age and composition associated with a 60 kilometer long north to northeast-trending, arcuate thrust fault known as the Las Leñas fault.  This fault is considered to have formed in Permian to Triassic times and to have been reactivated under a compressive regime during the Miocene.  The intrusions include large, six kilometer by four kilometer, barren bodies of equigranular granodiorite as well as smaller stocks of mostly tonalitic porhyry with which the two known porphyry occurrences as well as the several colour anomalies are associated.

           Cerro Amarillo Occurrence

Our mapping demonstrated that the Cerro Amarillo prospect contains a classical porphyry system that includes stockwork-, disseminated-, skarn-, breccia- and vein-styles of mineralization.  The system is centered on a quartz rich dioritic porphyry plug approximately 300 meter in diameter. The plug is enclosed within a 600 by 900 meter shell of hydrothermal breccia.  This system intrudes a sequence of Permo-Triassic dacitic volcanics, Jurassic calcareous sediments and younger andesitic volcanics.  There are distinct unconformities between each of the three formations.  All of the formations have shallow westerly dips.  The alteration system is zoned in a similar way to many classical porphyry deposits . The core porphyry is overprinted by strong magnetite-quartz-biotite "potassic" alteration.  The enclosing breccia is overprinted by strong sericite-quartz-pyrite "phyllic" alteration.  Adjacent calcareous sediments have developed skarn alteration out to a radius of several hundred metres.  Volcanics and some sediments outside the skarn have developed extensive albite-pyrite alteration mineralization styles at Cerro Amarillo are also zoned.  The central porphyry plug contains abundant "A" type quartz-magnetite stockworks.  Chalcopyrite occurs in the stockworks and disseminated in the altered intrusive.  Fresh sulphides are visible at surface.  Consequently, the supergene zone is likely to be thin and poorly developed.  However, within the surrounding hydrothermal breccia zone, deep weathering and abundant pyrite may result in an excellent supergene trap for copper and gold leached from the central porphyry and the breccia itself.  The skarns occur in an almost perfect ring at the intersection between vertical cylinder of breccia and the shallow dipping calcareous sediments.  At the current level of erosion, almost the entire ring is exposed at surface.  Garnet skarns are most abundant with lesser amounts of epidote, sulphide, hematite and magnetite.  Sparse peripheral veins containing barite, hematite, galena and sphalerite occur out to a radius of approximately one kilometer from the centre of the system.  Previous samples have appeared to suggest these veins may contain high gold grades, but their volume is limited.  Ground magnetics and alteration patterns suggest that there is potential for the system to enlarge with depth.

Cajon Grande Occurrence

Cajon Grande contains a centre of porphyry style mineralization with an intense stockwork of magnetite-actinolite-garnet veins and a small amount of skarn. However, Cu-Au mineralization is weakly developed. A series of peripheral siderite-barite-base metal veins may contain high silver or gold values, but they are too small and widely spaced to be of economic interest. However, a 50 meter wide zone of hydrothermal breccia with open space filling provides us with a significant target.

Colour Anamalies (Alteration Zones)

The C2 anomaly covers a one kilometer diameter diatreme breccia that cuts through the same stratigraphy as Cerro Amarillo. The pipe may be a feeder vent for some of the Jurassic andesite volcanics. The breccias and surrounding sediments are only weakly altered. Only traces of copper mineralization have been observed within the pipe.

The Dead Cow anomaly is probably part of a porphyry style mineralization system. The area includes a variety of porphyries tuffs and sediments. The rocks are affected by phyllic and albite alteration and minor skarn alteration. No significant mineralization was observed in the visited parts, but some sparse magnetite stockworks near the western margin warrant further investigation. The skarn volume is too small to be of interest and the phyllic/albite altered rocks appear un-mineralized.

Recent Exploration Work and Proposed Exploration Program

The Cerro Amarillo Property is untested property that has drill targets indicated by geophysics, as well as a number of other unexplored prospective areas.  Although a number of drill targets have been outlined by previous work, recent exploration work involved additional exploration by detailed mapping and sampling on the whole of the Cerro Amarillo Property, as well as the region with a view to identifying additional drill targets before undertaking a first stage drill program.  In addition, some ten kilometer of access road will be constructed in anticipation of the drill program.

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

The second phase is expected to commence in either September of October of 2009 upon granting of a permit for the construction of a drill road up to the prospect.  In addition to building the access road, an exploration camp will be established on the property and the first 1000 meters of a 3000 meter drill program will be carried out to test the drill targets on the Cerro Amarillo Property.  The remaining 2000 meters of drilling is expected to be completed in early in 2010.

Our anticipated exploration expenses at the Cerro Amarillo Project for the next twelve months are as follows:

Activity	USD 000s
ACCESS ROAD:
Contractor Costs	55
Field Expenses	5
Personnel	15
Transport	5
Travel	5
Subtotal	85
CAMP ESTABLISHMENT
Equipment	15
Logistics	5
Field Expenses	5
Personnel	5
Transport	3
Travel	2
Subtotal	35
FIRST STAGE DRILLING (TARGET TESTING)
Property Maintenance Costs	4
Permitting	1
Drill Pad Construction	20
Drilling (1000m of 3000m program)	110
Drilling Support	20
Analytical Costs	20
Field Expenses	15
Personnel	20
Consultants	35
Transport	5
Travel	5
Subtotal	255
TOTAL	375

Peruvian Gold Sands Property

On September 29, 2008 (the “Effective Date”), we entered into a Mineral Right Option Agreement (the “Option Agreement”) with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama in relation to the Peru property.  Pursuant to the Option Agreement, we acquired four separate options from Temasek, each providing for the acquisition of a twenty-five percent interest in certain mineral rights in Peru described in Annex 1 of the Option Agreement (the “Mineral Rights”) pursuant to which we could potentially acquire one hundred percent of the Mineral Rights.  The Mineral Rights are owned by Compañía Minera Marañón S.A.C. (“Minera Marañón”).  Bacon Hill Invest Inc. (“Bacon Hill”), a corporation incorporated under the laws of Panama and a wholly-owned subsidiary of Temasek, owns 999 shares of the 1,000 shares of Minera Marañón that are issued and outstanding.  Temasek owns the single remaining share of Minera Marañón.  The acquisition of each twenty-five percent interest in the Mineral Rights will occur through the transfer to us of twenty-five percent of the outstanding shares of Bacon Hill.

A description of the Mineral Rights is set forth below:

Name	Area	Dept.	Province	District	Observation
Aixa 2	1000	Loreto	Datem del Marañon	Manseriche
Alana 10	900	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 11	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 12	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 13	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 14	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 15	800	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 16	800	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 17	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 18	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 19	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 4	900	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 5	700	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 6	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 7	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 8	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 9	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Bianka 5	1000	Loreto	Datem del Marañon	Manseriche
Castalia 1	1000	Loreto	Datem del Marañon	Manseriche
Castalia 2	1000	Loreto	Datem del Marañon	Manseriche
Castalia 3	500	Loreto	Datem del Marañon	Manseriche
Delfina 1	900	Amazonas	Condorcanqui	Nieva	Partially overlap Zona de Amortiguamiento ANP
Delfina 2	900	Amazonas	Condorcanqui	Nieva	Partially overlap Zona de Amortiguamiento ANP
Delfina 3	1000	Amazonas	Condorcanqui	Nieva	Partially overlap Zona de Amortiguamiento ANP
Delfina 4	700	Amazonas	Condorcanqui	Nieva	Partially overlap Zona de Amortiguamiento ANP
Delfina 5	1000	Amazonas	Condorcanqui	Nieva	Partially overlap Zona de Amortiguamiento ANP
Mika 1	600	Loreto	Datem del Marañon	Manseriche
Mika 10	900	Loreto	Datem del Marañon	Manseriche	Partially overlap Zona de Amortiguamiento ANP
Mika 2	1000	Loreto	Datem del Marañon	Manseriche
Mika 3	900	Loreto	Datem del Marañon	Manseriche
Mika 4	1000	Loreto	Datem del Marañon	Manseriche
Mika 5	1000	Loreto	Datem del Marañon	Manseriche
Mika 6	1000	Loreto	Datem del Marañon	Manseriche
Mika 7	900	Loreto	Datem del Marañon	Manseriche
Mika 8	1000	Loreto	Datem del Marañon	Manseriche	Partially overlap Zona de Amortiguamiento ANP
Mika 9	1000	Loreto	Datem del Marañon	Manseriche
Rosalba 1	900	Loreto	Datem del Marañon	Manseriche
Rosalba 2	900	Loreto	Datem del Marañon	Manseriche
Rosalba 3	1000	Loreto	Datem del Marañon	Manseriche
Rosalba 4	1000	Loreto	Datem del Marañon	Manseriche
Rosalba 5	1000	Loreto	Datem del Marañon	Manseriche - Barranca

We may exercise the initial twenty-five percent option, which provided for the acquisition of a twenty-five percent interest in the Mineral Rights, after fulfilling the following conditions:

•  payment of $375,000 to Temasek upon execution of the Option Agreement;
•  issuance of 2,000,000 shares of our common stock to Temasek within five business days from the Effective Date; and
•  payment of an additional $375,000 to Temasek within ninety days of the Effective Date.

Since the execution of the Option Agreement, we have paid a total of $750,000 and issued 2,000,000 shares of our common stock to Temasek in accordance with the terms of the Option Agreement and completed the acquisition of the initial twenty-five percent option, which provided for the acquisition of a twenty-five percent interest in the Mineral Rights.

We may exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, after fulfilling the following conditions within six months of the Effective Date:

•	payment of an additional $1,250,000 to Temasek, and

•	issuance of 2,000,000 additional shares of our common stock to Temasek.

We may exercise the third twenty-five percent option, resulting in our acquisition of a seventy-five percent interest in the Mineral Rights, after fulfilling the following conditions within twelve months of the Effective Date:

•	payment of an additional $3,000,000 to Temasek, and

•	issuance of 2,000,000 additional shares of our common stock to Temasek.

We may exercise the fourth twenty-five percent option, resulting in our acquisition of a one hundred percent interest in the Mineral Rights, after fulfilling the following conditions within eighteen months of the Effective Date:

•	payment of an additional $5,000,000 to Temasek, and

•	issuance of 4,000,000 additional shares of our common stock to Temasek.

Upon our acquisition of a 100% interest in the Mineral Rights, Temasek will hold its single share of Minera Marañón in trust for our sole benefit and shall hold the share strictly in accordance with our instructions.

Upon our acquisition of a one hundred percent interest in the Mineral Rights, Temasek is entitled to an annual 2.5% net returns royalty related to the Mineral Rights.  However, if we pay Temasek $2,000,000 within ninety days of our acquisition of a one hundred percent interest in the Mineral Rights, Temasek will only be entitled to an annual 1.0% net returns royalty related to the Mineral Rights.

If we exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, and we fail to acquire a one hundred percent interest in the Mineral Rights, we and Temasek will form a joint venture in which we will be wholly responsible for developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If we do not develop a feasible mining project within three years of the Effective Date, we will be responsible pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek’s net return royalty on the Mineral Rights.

Location and Access

The Gold Sands Project in Peru is our principal project. It comprises an area of 38200 ha (382 kilometer) along the interface of the Andean chain and the Amazon foreland basin in Northeastern Peru.  We have established land positions in two out of the three alluvial camps that exist in this area (the Alegría, Condorcanqui, and Manseriche Alluvial Camps).  Of these, the Manseriche Camp is the largest.  These camps straddle the boundary of the Loreto (eastern) and Amazonas (western) departments of Northeastern Peru approximately 350 kilometers from the regional center of Iquitos (population 400,000) which lies on the Amazon River.  Both Iquitos to the east, as well as Tarapoto to the south are served with daily flights from Lima.  The project area can be reached from either of these towns by charter flights while supplies and heavy equipment can be barged in from either Yurimaguas (on the Rio Huallaga) or Iquitos, or trucked in from Bagua on a fair weather road to the village of Saramiriza located in the center of the Manseriche Alluvial Camp along the southwestern bank of the Rio Marañón, roughly in the center of the project area.  We are establishing a logistics and administration base in the village of Saramiriza located in the center of the Manseriche field on the southeastern bank of the Rio Marañón.

The following map shows the general location of the Mineral Rights:

Property Map
Compañía Minera Marañón SAC
Legend
Compañía Minera Marañón
Other Companies
10,000 5,000 0 10,000
Meters
N
S
E
W
170000
190000
210000
230000
250000
270000
9530000
9520000
9510000
9500000
9490000
9480000
9470000
9460000

Previous Exploration History

A description of the work carried out on the property which comprises the Mineral Rights since its discovery is as follows:

•	1940s - A German company operated a 10 meter dragline some 10 kilometers downstream from Saramiriza at Puerto Elisa. This company left as a consequence of World War II.

•	1979-80 - Cia Panasa exploited the El Banco Island, 14 kilometers northwest from Saramiriza. Heavy earth moving equipment was used with positive results.

•	1983 - A group of Canadians operated a small suction dredge south of Saramiriza near the oil pipeline. They retired for technical and judicial reasons resulting from their proximity to the pipeline.

•	1989 - Mutiferros SA, a Brazilian company, introduced four suction dredges, but discovered that suction dredges were inappropriate.

•
1990-92 - Cia Monica de Iquitos drilled off a 1000 ha lease and proved-up grades of some 300mg/m3 to a depth of 32 meters. They were unable to finance the project, and the lease was abandoned. This lease was subsequently picked-up by Lomas del Marañón SA in 1995.

•
1994 - Matsag Minerals, a company controlled by Glencor of Switzerland, acquired a number of leases near Puerto Elisa covering a large abandoned meander where the river had straightened its course subsequent to 1954. They installed a three foot bucket line dredge which was intended as a bulk sampling tool, although no drilling was done. These leases were subsequently acquired by Lomas del Marañón.

•	1995-97 - Lomas del Marañón installed a good camp and operated a floating backhoe/ washing plant which was operated despite a poorly designed treatment plant of sluices which gave low recoveries.

•	1998 - IHC Meerwede of Holland undertakes preliminary metallurgical test work and engineering studies.

•
1999-2000 - Brazilian private interests, under the technical direction of an experienced and well regarded alluvial engineer Peter Rich, established viability and attempted to get the project financed in Canada. Due to the low gold price at the time, as well as the conservative approach adopted by major mining companies, the project failed to get traction.

•
2007-08 - Temasek Investments Inc, reacting to recommendations originally made by Peter Rich, consolidated the project area by staking additional ground in the Alegria, Condorcanqui, and Manseriche Alluvial Camps.

Geology and Mineralization

Peru annually produces some six million ounces of gold. Of this, nearly fifty percent  is derived from Peru's largest gold mine, Yanacocha (Newmont), and close to ten percent comes from the alluvial workings in the Madre de Dios river system. Alluvial production in Peru has recently risen from about 200000 oz Au in 1991 to over 500000 oz Au in 2005.

Although Peru has numerous small alluvial gold occurrences, there are only four major alluvial gold fields: Marañón-Santiago, Iquitos, Ucayali, and Madre de Dios. Large scale alluvial gold deposits tend to form in environments associated with convergent plate boundaries, particularly at the interface between fold belts and foreland basins. In addition, a necessary requirement for the development of such gold deposits is a metaliferous (gold-rich) hinterland and a river system that can transfer gold from the zone of production in the upper reaches of the drainage basin, along the main trunk of the river system (zone of transfer) to the zone of deposition, usually where the river profile flattens-out at the limit between the highlands and alluvial plains.

In the case of the Manseriche Alluvial Camp, the Marañón and Santiago rivers rise from peak elevations of 2900 meters and 3500 meters respectively, and travel a distance of some 900 kilometers before converging at the Manseriche Gorge which lies at an elevation of 170 m asl. From there, the Marañón (and later the Amazon) must travel another 4000 kilometers before reaching the Atlantic Ocean.  With respect to a metalliferous hinterland, the Marañón-Santiago drainage basin is home to some of the largest gold deposits and gold mining operations in the world.  These include Newmont's Yanacocha (40 m oz Au), Goldfield's Cerro Corona (which currently produce 350000 oz Au per annum), and Aurelian's Fruta del Norte deposit (14 m oz Au).

While the geology of the project area has no effect on the gold mineralization other than the morphological control of the Rio Marañón, it is the sequence of geological events which has importance in the formation of the "gold sands" in the Manseriche Camp.

The age of most of the gold mineralization in the highlands of the Marañón-Santiago river system is tertiary, and specifically Miocene. However, Eocene-aged tectonism resulted in the formation of the eastern foothills of the Andes which effectively formed a barrier directing all erosion from the hinterland towards a basin on the western side of the Manseriche Gorge. Glacial erosion of the gold deposits in the hinterland resulted in tills and moraines which were subsequently concentrated in glacio-fluvial deposits by melting ice and intense rains in interglacial periods of which a number have been identified in Peru. These sediments were retained by the eastern fold belt of anticlines.

What may have been a key event was the Pajacuas thrust event during the Pliocene Era, which led to the breaching of the closed basin and the subsequent formation of the Manseriche Gorge. This released the gold-rich glacio-fluvial sediments to be reconcentrated and deposited in the Rio Marañón flood plain east of the Gorge.

The sequence of constant erosion, glacio-fluvial concentration, fluvial transport, collection in an intermediate (or series of intermediate) basin(s), and final alluvial concentration in the Rio Marañón flood plain, provided the mixing and concentration which accounts for the regular gold values in the sands and gravels as indicated by the Cia Monica de Iquitos report.

                Monica de Iquitos Report

Between 1990 -1992, Cia Monica de Iquitos undertook significant explorations efforts on their lease south of Saramiriza, and on ground which now forms part of the Constitution Mining controlled property.  Monica adopted a professional approach to the exploration program and identified paleochannels from aerial photos and satellite images.

Subsequently, a 1000 ha area was drilled by six inch Churn drills on 100 meter by 100 meter centers to a depth of 18 meters, where a fairly constant thin clay layer separating an upper sequence of gravels form a lower sequence. Of the 500 holes drilled, five were drilled to 32 meters without reaching bedrock.

This work was then checked by a Russian government consulting company, Sojuzkarta, which used a ten inch rotary helicoid drill to check holes down to 18 meters.  In addition, they took bulk samples by backhoe.  Their drill results as well as those from the collection of 85 m3 bulk samples were used to estimate a grade of 295 mg/m3 using a finess of 850 for correction to pure gold.  This number is considered to be an underestimate as recovery was done utilizing 12 m X 0.7m sluices with jute carpets which would not have been effective for the recovery of fine gold.

The study also indicated that grades tended to increase with depth, particularly within the lower sequence of gravels.  Furthermore, the drill logs suggested that gold grades are constant laterally, with vertical variation being related to high or low energy gravels and sands, as well as the age of the sequences (upper versus lower).

Additional studies have shown that much of the gold tends to be considerably fine in size, indicating the possibility of increased recovery (and therefore grade) with appropriate recovery techniques (i.e., jigs and bowl concentrators).

Proposed Exploration Program

An exploration base camp is being set up in the town of Saramiriza, which is located in the center of the Manseriche alluvial camp on the western bank of the Marañón.

A seismic survey will be conducted along selected lines across the Marañón gravels in order to define the gravel-bedrock contact.  This information is needed to plan a drilling program and to assist with locating drill collar positions.  The selection of seismic lines will made on the basis of interpretation of aerial photos and satellite images, as well as from reconnaissance-scale mapping of sedimentary features.  Scout drilling utilizing churn drills will be undertaken on favorable areas, and anomalous zones will be followed up with reverse circulation drilling in order to fully develop resources and reserves.  These activities are expected to be carried out over the next twelve months.

Bulk samples collected by backhoe and/or excavator will be required for metallurgical testing as well as to confirm drill results.  At the same time, mine development planning, process design, and other engineering studies will be conducted with a view to completing a feasibility study within an 18 month period.  Permitting work will be initiated as early in the exploration and development cycle as possible, so that trial or pilot dredging can be started as soon as feasibility has been established.

Anticipated costs for the next twelve months are as follows:

Activity	USD 000s
MINERAL PROPERTY COSTS:
Annual Fee	200
Surface Rights Access	150
EXPLORATION
Mapping	230
Geophysics - Seismic	400
DRILLING
Reconnaissance	1,500
Resource Definition	2,000
TECHNICAL SERVICES
Consultants	580
Personnel	430
CAMP AND FIELD EXPENSES
Camp	630
Field	250
TRANSPORT AND LOGISTICS
Air Transport	480
Water Transport	120
Ground Transport	150
EQUIPMENT & PERMITTING	210
COMMUNITY OUTREACH	300
ADMINISTRATION	150
TOTAL	7,780

ITEM 3.    Legal Proceedings.

In January 2008, a contractor was critically injured in an automobile accident while working for us in the area referred to as the Atena Project located in northwestern Argentina.  The contractor’s family has filed a claim in the Argentina court system seeking monetary damages in the amount of $300,000 from the driver of the automobile, who is considered an employee under Argentinean labor law.  Although we have not been named as a party in this action, we anticipate that we may be named as a defendant in this action.  During the year ended December 31, 2008, we recorded a provisions for potential legal claims relating to this incident in the amount of $200,000.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

Executive Officers of the Registrant

Name	Age	Officers
Willem Fuchter	56
Mr. Fuchter, Ph.D., P. Geo., has served as our President, Chief Executive Officer, Principal Executive Officer and a Director since January 10, 2008.  Dr. Fuchter has over twenty years of experience in the exploration and mining industry.  From 2004 to present, Dr. Fuchter has served as an independent consultant to various mining companies in Argentina, Brazil, Chile, Ecuador, Peru and Venezuela.  From 2002 to 2004, Dr. Fuchter served as a project manager and coordinator of a gold generative program for the Ivanhoe Group of Companies in China.  Dr. Fuchter was the co-founder and director of OreGalore Inc., where he worked from 2000 to 2002.  Previously, Dr. Fuchter served in executive and managerial positions at a number of mining companies with operations in South America, Africa and Canada.  Dr. Fuchter earned a Ph.D. from Queen’s University, Kingston, Canada, and is a member of the Association of Professional Geoscientists of Ontario. Dr. Fuchter has served on the Board of Directors of a number of non-reporting companies in the exploration and mining industry.

Peter Wiget	44
On August 20, 2008, the Board of Directors appointed Peter Wiget to act as Chief Financial Officer and hold this position until removed by the Board of Directors.  Mr. Wiget serves as an Account Manager for WITRAG Management Consultants AG, a position he has held since 1989. Mr. Wiget also serves as a Director, Chief Financial Officer, and/or Chief Executive Officer of several private companies in Switzerland.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock is currently quoted on the OTCBB under the symbol “CMIN.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2008
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2008	$1.33	$0.71
June 30, 2008	$1.3499	$0.91
September 30, 2008	$1.64	$0.96
December 31, 2008	$1.25	$0.67

Fiscal Year Ended December 31, 2007
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2007	$0.59	$0.35
June 30, 2007	$0.57	$0.25
September 30, 2007	$0.47	$0.19
December 31, 2007	$1.04	$0.46

Holders of Common Stock

As of December 31, 2008, we had approximately one hundred thirty (130) holders of record of our common stock and several other stockholders hold shares in street name.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of common stock.  The holders of our common stock will be entitled to non-cumulative dividends on the shares of common stock, when and as declared by our board of directors, in its discretion.  We intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends in the foreseeable future.

Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2007 Stock Incentive Plan (the “Stock Incentive Plan”) on August 3, 2007.  The Board recently approved an amendment of the Stock Incentive Plan, subject to shareholder approval at the 2009 annual meeting of the shareholders, to increase the number of shares of common stock issuable under the Stock Incentive Plan from 10,000,000 to 20,000,000.  Grants of 4,835,000 options have been made under the Stock Incentive Plan and remain outstanding as of December 31, 2008.  As of December 31, 2008, 5,165,000 shares remain available under the Stock Incentive Plan for future equity grants.

The Stock Incentive Plan authorizes us to grant awards in the form of shares of common stock, including unrestricted shares of common stock; options to purchase shares of common stock; stock appreciation rights or similar rights with a fixed or variable price related to the fair market value of the shares of common stock and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions; any other security with the value derived from the value of the shares of common stock, such as restricted stock and restricted stock units; deferred stock units; dividend equivalent rights; or any combination of the foregoing.  Our Compensation Committee administers the Plan by making recommendations to the board or determinations regarding the persons to whom awards should be granted and the amount, terms, conditions and restrictions of the awards.

The Plan allows for the grant of incentive stock options, non-qualified stock options and restricted stock awards.  The exercise price of any option shall be determined at the time the option is granted by the Compensation Committee. However, the exercise price may generally not be less than 100 percent of the fair market value of the shares of common stock on the date of the grant. Each option expires on the date determined by the Compensation Committee, but not later than ten years after the grant date. The Compensation Committee may determine in its discretion whether any option shall be subject to vesting and the terms and conditions of any such vesting.  The Stock Incentive Plan also provides for the immediate vesting of options, as well as authorizes the Compensation Committee to cancel outstanding options or to make adjustments to the transfer restrictions on those options in the event of certain changes in corporate control of the company.  Awards, including options, made under the Stock Incentive Plan are not assignable and also subject to any restrictions and conditions imposed by the Compensation Committee.

The following table sets forth certain information regarding the Stock Incentive Plan as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	-	-
Equity compensation plans not approved by stockholders [1]	4,835,000	$1.02	5,165,000
Total	4,835,000	$1.02	5,165,000

1	The Stock Incentive Plan was approved by our board of directors on August 3, 2007 and authorizes us to grant up to 10,000,000 shares under its terms and conditions.

Recent Issuances of Unregistered Securities

There were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6.      Selected Financial Data.

Not applicable.

ITEM 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (i) our short operating history; (ii) our ability to manage business expansion; (iii) risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits; (iv) results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations; (v) mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production; (vi) the potential for delays in exploration or development activities or the completion of feasibility studies; (vii) risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses; (viii) risks related to commodity price fluctuations; (ix) the uncertainty of profitability based upon our history of losses; (x) risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects; (xi) risks related to environmental regulation and liability; (xii) risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs; (xiii) risks related to tax assessments; (xiv) political and regulatory risks associated with mining development and exploration; (xv) other risks and uncertainties related to our prospects, properties and business strategy; (xvi) potential that stockholders may lose all or part of their investment if we are unable to compete in our industry; (xvii)  our dependence on key personnel; (xvii) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xviii) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xix) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404; (xx) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxi) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxii) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxiii) our stock price which is likely to be highly volatile because of several factors, including a relatively  limited public float; and (xxiv) indemnification of our officers and directors.

Recent Developments for the Company

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

In November 2007, we reorganized our operations and changed our name to “Constitution Mining Corp.” to better reflect our current focus which is the acquisition, exploration, and potential development of mining properties.  Since November 2007, we have entered into agreements to secure options to acquire the mineral and mining rights underlying properties located in the Salta and Mendoza provinces of Argentina and in Peru.  We are an exploration stage company and there is no assurance that commercially exploitable reserves of gold or other minerals exist on any of our property interests.  In the event that commercially exploitable reserves of gold or other minerals exist on any of our property interests, we cannot guarantee that we will make a profit.  If we cannot acquire or locate mineral deposits, or if it is not economical to recover the mineral deposits, our business and operations will be materially and adversely affected.

For the Years Ended December 31, 2008 and 2007

Revenues

We have not generated any revenues from operations since our inception.

Operating Expenses

We incurred operating expenses in the amount of $5,479,705 for the year ended December 31, 2008, as compared to operating expenses of $1,222,101 for the year ended December 31, 2007.  The substantial increase in our operating expenses for the year ended December 31, 2008, as compared to the year ended December 31, 2007, relates to the reorganization of our operations in November 2007 to focus on the acquisition, exploration, and potential development of mining properties.  Since November 2007, we entered into agreements to secure options to acquire the mineral and mining rights underlying properties located in the Salta and Mendoza provinces of Argentina and in Northeastern Peru.  We have incurred significant expenditures during the year ended December 31, 2008 in connection with the exploration and associated administrative costs required to support our operations.

We incurred exploration costs of $924,961 for the year ended December 31, 2008 and did not incur any exploration costs during the year ended December 31, 2007.  Exploration costs incurred during the year ended December 31, 2008 related to the initial phases of our exploration programs on the Atena Project and Cerro Amarillo Property.  We incurred professional fees of $909,483 for the year ended December 31, 2008, compared to professional fees of $182,793 for the year ended December 31, 2007.  Professional fees, which primarily include legal and accounting expenses, increased because our legal and accounting needs increased as a result of changing the focus of our operations in November 2007. We reported  stock-based compensation of $2,033,607 for the year ended December 31, 2008, compared to $625,035 for the year ended December 31, 2007.  We reported management fees of $346,583 for the year ended December 31, 2008, compared to $132,500 for the year ended December 31, 2007.  The increase in management fee and stock-based compensation is attributable us retaining and compensating personnel and board members during 2008 to build the infrastructure necessary for our current and planned operations during 2009 and beyond.  We incurred investor relations expenses of $668,992 for the year ended December 31, 2008, compared to $99,726 for the year ended December 31, 2007.  The increase in investor relations costs during the year ended December 31, 2008, as compared to the prior year, is attributable to expenditures associated with increasing awareness of our current and future operations.

Other Items

We received other income of $174,872 during the year ended December 31, 2008, as compared to other income of $3,380 for the year ended December 31, 2007.  The substantial increase in other income is attributable to our assignment of all of our right, title and interest in and to a leasehold interest in an oil and gas property located in St. Francis County, Arkansas to an assignee who agreed to assume all of our outstanding payment obligations as consideration for the assignment.  In connection with this assignment, we reported other income of $307,115.

During the year ended December 31, 2008, we included on our financial statements a provision for potential legal claims of $200,000 which relates to the legal proceeding disclosed in Item 3 of this Form 10-K.

Net Loss

As a result of the above, for the year ended December 31, 2008 we reported a net loss of $5,304,833, as compared to a net loss of $1,218,721 for the year ended December 31, 2007.  The increase in our net loss was primarily attributable to increased operating expenses incurred in connection with the acquisition of our mineral property rights, related exploration expenditures incurred during the reporting period, and the associated administrative costs required to support our operations.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.10 and $0.025 for the years ended December 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $66,580 (December 31, 2007 - $54,642) and working capital deficit of $162,440 (December 31, 2007 - $754,444).

During the twelve month period following the date of this report,  we anticipate that we will not generate any revenue.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $8,675,000 over the next twelve months.   We anticipate spending approximately $100,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $1,200,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue our exploration program and maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Cash Used in Operating Activities

Operating activities for the year ended December 31, 2008 and 2007 used cash of $3,279,958 and $475,780 respectively, which reflect our recurring operating losses.  Our net loss of $5,304,833 for year ended December 31, 2008 was the primary reason for our negative operating cash flow.

Cash Used in Investing Activities

For the year ended December 31, 2008, we used $1,139,983 in investing activities, as compared to $0 used in investing activities during the year ended December 31, 2007.  For the year ended December 31, 2008, we purchased $125,030 in equipment, expended $64,693 for website development costs and expended $950,260 in connection with the acquisition of mineral property interests.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  Net cash flows provided by financing activities for the year ended December 31, 2008 was $4,431,879, as compared to $502,950 for the year ended December 31, 2007. An increase in the cash flow provided by financing activities was primarily due to $4,431,879 we received as net proceeds from the issuance of common stock and warrants during the reporting period.

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

Going Concern

We have incurred net losses for the period from inception on March 6, 2000 to December 31, 2008 of $6,873,664 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  We do not expect SFAS No. 163 to have an impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not expect SFAS 162 to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree  and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 141(R) is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”.  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial statements.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

ITEM 8.        Financial Statements and Supplementary Data.

The financial statements are listed in Part IV Item 15 of this Annual Report on Form 10-K and are incorporated by reference in this Item 8.

ITEM 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.       Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    Other Information.

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

The information concerning the identification and business experience of our directors and identification of our audit committee financial expert is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the heading “ Election of Directors”, which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2008 (the “Proxy Statement”).

The information concerning the identification and business experience of our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report.

The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting.”

The information concerning significant employees and family relationships is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Family Relationships.”

The information concerning the our code of ethics is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Code of Ethics and Conduct.”

ITEM 11.   Executive Compensation.

The information concerning executive compensation is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “ Executive Compensation.”

The information concerning compensation of directors is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “ Compensation of Directors.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters.”

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

The information concerning certain relationships and related party transactions and director independence  is incorporated herein by reference to the information set forth in our Proxy Statement under the headings “ Certain Relationships and Related Person Transactions” and “Director Independence.”

ITEM 14.    Principal Accounting Fees and Services.

The information called for by Item 14 of Form 10-K is incorporated by reference to the information in our Proxy Statement under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Audit Committee.”

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a)(1)

(a)(2)           Not Applicable

(a)(3)           Exhibits.

See (b) below

(b)               Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

(c)               Financial Statements Excluded From Annual Report to Shareholders

    Not Applicable

Constitution Mining Corp.
(An Exploration Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

JAMES STAFFORD

James Stafford
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Constitution Mining Corp.
(An Exploration Stage Company)

We have audited the consolidated balance sheets of Constitution Mining Corp. (the “Company”) as at 31 December 2008 and 2007, and the related consolidated statements of loss and comprehensive loss, cash flows and changes in stockholders’ equity for the years ended 31 December 2008, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2008 and 2007 and the results of its operations, cash flows and changes in stockholders’ equity for the years ended 31 December 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ James Stafford
Chartered Accountants
Vancouver, Canada

23 February 2009

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
As at 31 December

	2008	2007
	$	$
Assets

Current
Cash and cash equivalents	66,580	54,642
Amounts receivable (Note 4)	60,000	4,000
Prepaid expense	271,250	49,708

	397,830	108,350

Mineral property costs (Note 7)	5,120,260	-

Property and equipment (Note 5)	102,049	-

Unproven oil and gas exploration property (Note 3)	-	481,504

Website development cost (Note 6)	47,295	-

	5,667,434	589,854

Liabilities

Current
Accounts payable and accrued liabilities (Note 8)	547,891	62,787
Convertible debentures (Note 9)	-	788,619
Due to related parties (Note 10)	12,379	11,388

	560,270	862,794
Stockholders’ equity (deficiency)
Capital stock (Note 12)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 December 2008 – 58,469,456 common shares, par value $0.001
31 December 2007 – 48,582,300 common shares, par value $0.001	58,469	48,582
Additional paid in capital	7,945,496	1,247,309
Warrants (Note 12)	3,976,863	-
Deficit, accumulated during the exploration stage	(6,873,664)	(1,568,831)

	5,107,164	(272,940)

	5,667,434	589,854

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 16), Subsequent Event (Note 17) and Contingency (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. Dollars)

	For the period from the date of inception on 6 March 2000 to 31 December 2008 (Unaudited) $	For the year ended 31 December 2008 $	For the year ended 31 December 2007 $	For the year ended 31 December 2006 $

Expenses
Amortization expense (Notes 5 and 6)	200,881	40,379	32,100	128,402
Default on oil and gas deposit	25,000	-	-	25,000
Exploration costs	924,961	924,961	-	-
Interest on convertible debentures (Note 9)	126,525	-	74,770	51,280
Investor relations	768,718	668,992	99,726	-
Management fees (Note 11)	491,083	346,583	132,500	12,000
Office and miscellaneous	238,158	212,290	8,608	2,236
Professional fees	1,205,569	909,483	182,793	68,025
Rent	104,805	89,722	12,683	2,400
Stock-based compensation (Note 13)	2,658,642	2,033,607	625,035	-
Travel	307,574	253,688	53,886	-

Net operating loss before other items	(7,051,916)	(5,479,705)	(1,222,101)	(289,343)

Other items
Foreign exchange income (loss)	(1,654)	393	(2,047)	-
Gain on sale of oil & gas property (Notes 3, 9 and 15)	307,115	307,115	-	-
Interest income	12,791	7,364	5,427	-
Provision for potential legal claims (Notes 8 and 18)	(200,000)	(200,000)	-	-
Project management fees	60,000	60,000	-	-
	178,252	174,872	3,380	-
Net operating loss and comprehensive loss for the period	(6,873,664)	(5,304,833)	(1,218,721)	(289,343)

Basic and diluted loss per common share		(0.100)	(0.025)	(0.006)

Weighted average number of common shares used in per share calculations		52,812,105	47,875,502	45,364,384

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 6 March 2000 to 31 December 2008 (Unaudited) $	For the year ended 31 December 2008 $	For the year ended 31 December 2007 $	For the year ended 31 December 2006 $

Cash flows used in operating activities
Net loss for the period	(6,873,664)	(5,304,833)	(1,218,721)	(289,343)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Note 9)	126,525	~~-~~	74,770	51,280
Amortization (Notes 5 and 6)	200,881	40,379	32,100	128,402
Contributions to capital by related party – expenses	15,000	-	600	14,400
Shares issued for services (Notes 12 and 15)	24,199	24,199	-	-
Warrants issued for services (Notes 12 and 15)	25,252	25,252	-	-
Gain on sale of oil & gas property (Notes 3, 9 and 15)	(307,115)	(307,115)	-	-
Stock-based compensation (Note 13)	2,658,642	2,033,607	625,035	-
Changes in operating assets and liabilities			-	-
Increase in prepaid expenses	(271,250)	(221,542)	(49,708)	-
Increase in amounts receivable	(60,000)	(56,000)	(4,000)	-
Increase in accounts payable and accrued liabilities	547,891	485,104	55,054	2,208
Increase (decrease) in due to related party	12,379	991	9,090	-

	(3,901,260)	(3,279,958)	(475,780)	(93,053)

Cash flows used in investing activities
Acquisition of mineral property interest (Note 7)	(950,260)	(950,260)	-	-
Purchase of equipment (Note 5)	(125,030)	(125,030)	-	-
Website development costs (Note 6)	(64,693)	(64,693)	-	-
Purchase of oil and gas property (Note 3)	(642,006)	-	-	(642,006)

	(1,781,989)	(1,139,983)	-	(642,006)

Cash flows from financing activities
Issuance of common shares (Note 12)	1,345,259	692,309	502,950	80,000
Issuance of warrants (Note 12)	3,739,570	3,739,570	-	-
Convertible debentures (Note 9)	665,000	-	-	665,000

	5,749,829	4,431,879	502,950	745,000

Increase in cash and cash equivalents	66,580	11,938	27,170	9,941

Cash and cash equivalents, beginning of period	-	54,642	27,472	17,531

Cash and cash equivalents, end of period	66,580	66,580	54,642	27,472

Supplemental Disclosures with Respect of Cash Flows (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
For the years ended 31 December 2008 and 2007 (Audited), and
For the period from the date of inception on 6 March 2000 to 31 December 2008 (Unaudited)

	Number of shares issued	Share capital $	Additional paid- in capital $	Warrants $	Deficit, accumulated during the exploration stage $	Total stockholders’ equity $
Balance at 6 March 2000 (inception)
Common shares issued – cash	2,000,000	2,000	1,000	-	-	3,000
Net loss for the period	-	-	-	-	(2,291)	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	-	(2,291)	709
Common shares issued – cash	5,000,000	5,000	42,000	-	-	47,000
Net loss for the year	-	-	-	-	(10,571)	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000	-	(12,862)	37,138
Net loss for the year	-	-	-	-	(12,097)	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	-	(24,959)	25,041
Net loss for the year	-	-	-	-	(11,019)	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	-	(35,978)	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-	-
Net loss for the year	-	-	-	-	(6,451)	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	-	(42,429)	7,571
2 for 1 forward split	21,000,000	21,000	(21,000)	-	-	-
Net loss for the year	-	-	-	-	(18,338)	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	-	(60,767)	(10,767)
Common shares issued – cash	4,000,000	4,000	76,000	-	-	80,000
Contributions to capital by related party – expenses (Notes 11 and 15)	-	-	14,400	-	-	14,400
Net loss for the year	-	-	-	-	(289,343)	(289,343)

Balance at 31 December 2006	46,000,000	46,000	98,400	-	(350,110)	(205,710)
Contributions to capital by related party – expenses (Notes 11 and 15)	-	-	600	-	-	600
Common shares issued – debt (Note 15)	1,145,300	1,145	21,761	-	-	22,906
Common shares issued – cash (Note 12)	1,437,000	1,437	501,513	-	-	502,950
Stock-based compensation (Note 13)	-	-	625,035	-	-	625,035
Net loss for the year	-	-	-	-	(1,218,721)	(1,218,721)

Balance at 31 December 2007	48,582,300	48,582	1,247,309	-	(1,568,831)	(272,940)
Common shares issued – mineral properties (Notes 7, 12 and 15)	3,800,000	3,800	4,166,200	-	-	4,170,000
Common shares issued – cash (Note 12)	6,016,511	6,016	4,706,272	-	-	4,712,288
Common shares issued – services (Notes 12 and 15)	70,645	71	49,380	-	-	49,451
Value assigned to warrants (Note 12)	-	-	(3,739,570)	3,739,570	-	-
Share issuance costs	-	-	(517,702)	237,293	-	(280,409)
Stock-based compensation (Note 13)	-	-	2,033,607	-	-	2,033,607
Net loss for the year	-	-	-	-	(5,304,833)	(5,304,833)

Balance at 31 December 2008	58,469,456	58,469	7,945,496	3,976,863	(6,873,664)	5,107,164

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

1.	Nature, Basis of Presentation and Continuance of Operations

Constitution Mining Corp. (the “Company”) was incorporated in the State of Nevada under the name “Crafty Admiral Enterprises, Ltd.” on 6 March 2000. On 9 March 2007 the Company changed their name to “Nordic Nickel Ltd.”. The Company changed their name pursuant to a parent/subsidiary merger between the Company (as Crafty Admiral Enterprises, Ltd.) and its wholly-owned non-operating subsidiary, Nordic Nickel Ltd., which was established for the purpose of giving effect to this name change. On 15 November 2007 the Company changed their name to “Constitution Mining Corp.”. The Company changed their name pursuant to a parent/subsidiary merger between the Company (as Nordic Nickel Ltd.) and its wholly-owned non-operating subsidiary, Constitution Mining Corp., which was established for the purpose of giving effect to this name change. The Company is in the exploration stage as its operations principally involve the examination and investigation of land that may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Constitution Mining Argentina SA, a company incorporated under the laws of Argentina, since its date of incorporation on 4 March 2008.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 December.

The Company’s consolidated financial statements as at 31 December 2008 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $5,304,833 for the year ended 31 December 2008 (31 December 2007 - $1,218,721) and has working capital deficit of $162,440 at 31 December 2008 (31 December 2007 – $754,444).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2009.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

On June 27, 2006, the Company acquired a 100% interest in an oil and gas property lease located in St. Francis County, Arkansas (the “Tombaugh Lease”) for cash payment of $642,006.   In 2007, the Company shifted its focus from oil and gas sector to mineral exploration.

Although management is currently implementing its business plan, and seeking additional sources of equity or debt financing and or a partner, there is no assurance these activities will be successful.  This raises substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Principles of consolidation

All inter-company balances and transactions have been eliminated in these consolidated financial statements.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities and amounts due to related parties approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 December 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Mineral property costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased in accordance with Emerging Issues Task Force (“EITF”) 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets”. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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
31 December 2008

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

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciation is provided over their estimated economic lives at 30%.

Website development costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under AICPA Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, will be expensed as incurred.  The costs of website development during the planning stage, as defined under EITF No. 00-2 “Accounting for Web Site Development Costs”, will also be expensed as incurred.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company’s expenses for the period from the date of inception on 6 March 2000 to 31 December 2008.

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

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

Stock-Based Compensation

Effective 1 January 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No.123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 January 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company adopted SFAS No. 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Recent accounting pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS No. 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree  and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”.  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board.  Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

3.	Unproven Oil and Gas Exploration Property

Tombaugh Farms Property – St. Francis County, Arkansas

On 27 June 2006, the Company acquired a 100% interest in a mineral, oil and gas property lease located in St. Francis County, Arkansas (the “Tombaugh Lease”) for an up front cash payment of $642,006.  The lease is for a period of five years and is subject to a 19% royalty on oil and other liquid hydrocarbons produced, saved and sold, and can be extended at the option of the Company for an additional five years on the same terms.  By agreements effective 18 January 2008, the Company assigned all of its rights, title and interest in the Tombaugh Lease with a book value of $481,504 to a purchaser in consideration for the purchaser assuming the Company’s outstanding payment obligations of $788,619 related to its convertible debentures. The Company recorded a gain of $307,115 upon completion of this transaction (Notes 9 and 15).

	Balance at 31 December 2008 $	Balance at 31 December 2007 $
Unproven oil and gas properties consist of the following:
Undeveloped properties	-	481,504

	-	481,504

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed.

	During the year ended 31 December 2008 $	During the year ended 31 December 2007 $

Acquisition – unproved	481,504	513,604
Disposal through assignment of rights	(481,504)	-
Amortization	-	(32,100)

	-	481,504

4.	Amounts Receivable

Amounts receivable are non-interest bearing, unsecured and have settlement dates within one year.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

5.	Property and Equipment

	Cost $	Accumulated amortization $	Net book value as at 31 December 2008 $

Equipment	125,030	22,981	102,049

	125,030	22,981	102,049

During the year ended 31 December 2008, total additions to property and equipment were $125,030 (31 December 2007 - $Nil).

6.	Website Development Cost

	Cost $	Accumulated amortization $	Net book value as at 31 December 2008 $

Website development	64,693	17,398	47,295

	64,693	17,398	47,295

During the year ended 31 December 2008, total additions to website development were $64,693 (31 December 2007 - $Nil).

7.	Mineral Property Costs

Atena Gold Project

On 12 December 2007, the Company entered into an assignment agreement to acquire the right to explore and option to purchase the 3,676 hectare Atena Gold Project located in the Salta Province of Argentina.   Pursuant to the assignment agreement, the Company is required to issue 500,000 shares (issued and valued at $0.70 per share) and pay $60,000 (paid). The Company will acquire 100% of the option if it incurs a minimum of $3,740,000 in work commitment expenditures on the property and issue 7,000,000 shares according to the following schedule (Notes 12, 15 and 16):

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

a.   $240,000 in expenditures (incurred) plus a further issuance of 1,000,000 shares (issued and valued at $1.59 per share) on or before
      15 March 2008;
b.   a further $500,000 in expenditures plus a further issuance of 2,000,000 shares on or before 15 March 2009;
c.   a further $1,000,000 in expenditures plus a further issuance of 4,000,000 shares on or before 15 March 2010; and
d.   a further $2,000,000 in expenditures on or before 15 March 2011.

The option is subject to a 1% net smelter returns royalty.

Expenditures related to the Atena Gold Project for the year ended 31 December 2008 consist of camp costs and field supplies of $48,211 (31 December 2007 - $Nil), geochemical of $51,161 (31 December 2007 - $Nil), geology and engineering of $8,123 (31 December 2007 - $Nil), geophysics of $1,903 (31 December 2007 - $Nil), taxes and permitting of $14,909 (31 December 2007 - $Nil), transportation and fuel of $94,528 (31 December 2007 - $Nil), trenching of $12,725 (31 December 2007 - $Nil), and wages, consulting and management fees of $114,609 (31 December 2007 - $Nil).

Cerro Amarillo Property

On 8 January 2008, the Company entered into an assignment agreement to explore and option the 14,221 hectare Cerro Amarillo Property located in the Province of Mendoza, Argentina with a company related to the Company by way of a director and shareholder in common.  Pursuant to the terms of the assignment agreement, the Company issued 300,000 shares (issued and valued at $0.70 per share) and pay $10,000 (paid).  The Company is to acquire a 100% of the option if it incurs a minimum of $450,000 in work commitment expenditures on the property and issues 2,100,000 shares according to the following schedule (Notes 12, 15 and 16):

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

Expenditures related to the Cerro Amarillo Property for the year ended 31 December 2008 consist of camp costs and field supplies of $7,589 (31 December 2007 - $Nil), geochemical of $1,903 (31 December 2007 - $Nil), geology and engineering of $345 (31 December 2007 - $Nil), taxes and permitting of $12,973 (31 December 2007 - $Nil), transportation and fuel of $35,544 (31 December 2007 - $Nil), and wages, consulting and management fees of $66,576 (31 December 2007 - $Nil).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

Amira, Amira Norte and Esparta II

On 17 March 2008, the Company entered into an assignment agreement with Proyectos Mineros S.A. (“PMSA”), a company related to the Company by way of a director and shareholder in common. Under the assigned agreement, PMSA assigned to the Company PMSA’s right to explore and option to purchase a 90% interest in three mining properties referred to as “Amira”, “Amira Norte” and “Esparta II” (collectively, the "Properties"), which are located in the Province of Salta, Argentina. In order for the Company to keep its interest in good standing and to exercise the option to acquire a 90% interest in the Properties, the Company must make the following payments to the Titleholder, as set forth in the underlying option agreement (Note 16):

a.         US$75,000 by 19 January 2009;
b.         a further US$150,000 by 19 January 2010;
c.         a further US$200,000 by 19 January 2011; and
d.         a further US$1,000,000 by 19 January 2012, by means of which final payment the Option to acquire a 90% interest in the Properties will have been automatically exercised.

Expenditures related to the Amira, Amira Norte and Esparta II Properties for the year ended 31 December 2008 consist of business development and project generation of $18,125 (31 December 2007 - $Nil), camp costs and field supplies of $13,065 (31 December 2007 - $Nil), property assessment of $6,428 (31 December 2007 - $Nil), transportation and fuel of $74,374 (31 December 2007 - $Nil), and wages, consulting and management fees of $99,985 (31 December 2007 - $Nil).

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

The Company may exercise the initial 25% option by fulfilling the following conditions:

a.       Pay a non-refundable $375,000 on the date the Agreement is executed (paid);
b.       Issue 2,000,000 shares within 5 business days (issued and valued at $1.01) (Notes 12 and 15); and
c.       Pay an additional $375,000 prior to 28 December 2008 (paid).

The Company may exercise the second 25% option by fulfilling the following conditions by 29 March 2009:

a.       Exercise and complete the initial 25% option;
b.       Pay an additional $1,250,000; and
c.        Issue an additional 2,000,000 shares.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

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

The property is subject to a 2.5% net returns royalty that the Company can reduce to 1.0% upon payment of a further $2,000,000 within 90 days of the exercise and completion of the final 25% option (Note 16).

Expenditures related to the Peruvian Gold Sands for the year ended 31 December 2008 consist of business development and project generation of $35 (31 December 2007 - $Nil), camp costs and field supplies of $214 (31 December 2007 - $Nil), taxes and permitting of $23,562 (31 December 2007 - $Nil), transportation and fuel of $61,634 (31 December 2007 - $Nil), and wages, consulting and management fees of $156,440 (31 December 2007 – $Nil).

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities at 31 December 2008 is a provision for $200,000 (31 December 2007 - $Nil) related to potential legal claims on incidents arising from the mineral property interests (Note 18).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

9.	Convertible Debentures
Balance at 31 December 2008 $	Balance at 31 December 2007 $

Issued in April 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has no fixed terms of repayment.  The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest at any time within thirty-six months for the issue date, on the basis of $1.00 per unit where a unit consists of one common share and one warrant to purchase one common share of the Company for $1.75 for a period of twenty-four months from the date of conversion.  On 21 August 2006 the company repaid $250,000 of the balance owing. On 18 January 2008 the payment obligations were assumed by the purchaser of the Tombaugh Lease (Note 3).  The balance of $306,378 outstanding at 31 December 2007 consists of principle and unpaid accrued interest of $250,000 and $56,378 respectively (Note 15).
Nil	306,378

Issued in June 2006, the convertible debenture bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company, and has repayment terms wherein the principle and accrued interest shall be due the later of (i) sixty days after the date the convertible debenture was issued or (ii) upon the lenders written demand for repayment.  The holder of the convertible debenture has the right to convert any portion of the unpaid principle and/or accrued interest into common shares of the Company at any time and from time to time prior to the maturity date on the basis of $0.70 per share for each dollar of principle and interest due and payable. On 18 January 2008 the payment obligations were assumed by the purchaser of the Tombaugh Lease (Note 3).  The balance of $482,241 outstanding at 31 December 2007 consists of principle and unpaid accrued interest of $415,000 and $67,241 respectively (Note 15).
Nil	482,241

Nil	788,619

By agreements effective 18 January 2008, the Company assigned all of its rights, title and interest in the Tombaugh Lease with a book value of $481,504 to a purchaser in consideration for the purchaser assuming the Company’s outstanding payment obligations of $788,619 related to its convertible debentures. The Company recorded a gain of $307,115 upon completion of the transaction (Notes 3 and 15).

10.	Due to Related Parties

As at 31 December 2008, the amount due to related parties consists of $12,379 (31 December 2007 - $11,388) payable to the directors of the Company.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

11.	Related Party Transactions

During the year ended 31 December 2008, the Company paid or accrued management and consulting fees of $346,583 (31 December 2007 - $132,500) to directors and officers of the Company or company’s controlled by directors and officer.

During the year ended 31 December 2008, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (31 December 2007 - $Nil, cumulative - $12,000) and $Nil (31 December 2007 - $600, cumulative - $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 15).

12.	Capital Stock

Authorized

The total authorized capital consists of:

•	300,000,000 of common shares with par value of $0.001
•	50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

As at 31 December 2008, the total issued and outstanding capital stock is 58,469,456 common shares with a par value of $0.001 per share.

On 9 October 2008, the company issued 2,000,000 common shares valued at $1.01 per share in pursuant to the Peruvian Gold Sands assignment agreement (Notes 7 and 15).

On 19 August 2008, the Company issued 350,511 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.40 up to 19 August 2009, commencing 19 February 2009 (Note 15).

On 19 August 2008, the Company issued 5,007,300 Units at a price of $0.80 per Unit for proceeds of $3,725,431, net of issue costs of $280,409.  Each unit consists of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 19 August 2009, commencing 19 February 2009.

On 6 August 2008, the Company issued 1,000,000 common shares valued at $1.59 per share pursuant to the Atena Gold Project assignment agreement (Notes 7 and 15).

On 11 April 2008, the Company issued an additional 70,645 Units at a price of $0.70 per Unit for services rendered by a private placement agent. Each Unit consists of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2009, commencing 7 October 2008 (Note 15).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

On 9 April 2008, the Company issued 1,009,211 Units at a price of $0.70 per Unit.  Each Unit consists of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2009, commencing 7 October 2008.

On 25 January 2008, the Company issued 300,000 common shares valued at $0.70 per share pursuant to the Cerro Amarillo assignment agreement (Notes 7 and 15).

On 25 January 2008, the Company issued 500,000 common shares valued at $0.70 per share pursuant to the Atena Gold Project assignment agreement (Notes 7 and 15).

During the year ended 31 December 2007, the Company issued 1,145,300 common shares for convertible debentures of $22,906 (Notes 9 and 15).

During the year ended 31 December 2007, the Company issued 1,437,000 common shares for cash proceeds of $502,950.

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 December 2008:

	Exercise price $	Number of warrants $	Remaining contractual life (years) $

Warrants	1.40	1,009,211	0.27
Warrants	1.40	70,645	0.27
Warrants	1.40	5,007,300	0.63
Agent compensation warrants	1.40	350,511	0.63

		6,437,667

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

The following is a summary of warrant activities during the year ended 31 December 2008:

	Number of warrants	Weighted average exercise price $

Outstanding at 1 January 2008	-	-

Granted	6,437,667	1.40
Exercised	-	-
Cancelled	-	-

Outstanding at 31 December 2008	6,437,667	1.40

Weighted average fair value of warrants granted during the period		0.62

The weighted average grant date fair value of warrants issued during the year ended 31 December 2008, amounted to $0.62 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	2008	2007

Risk free interest rate	2.02%	-
Expected life	1 year	-
Annualized volatility	120.80%	-
Expected dividends	-	-

Stock Options

The following incentive stock options were outstanding at 31 December 2008:

	Exercise price $	Number of options	Remaining contractual life (years)

Options	1.05	1,550,000	9.86
Options	1.00	3,285,000	9.10

		4,835,000

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

The following is a summary of stock based compensation activities during the year ended 31 December 2008:

	Number of shares	Weighted average exercise price $
		$

Outstanding at 1 January 2008	3,200,000		0.30

Granted	8,430,000		1.01
Exercised	-
Cancelled	(6,795,000)		0.67

Outstanding at 31 December 2008	4,835,000		1.02

Weighted average fair value of options granted during the period			0.90

13.	Stock-Based Compensation

During the year ended 31 December 2008, the Company granted 8,430,000 stock options (31 December 2007 – 3,200,000) entitling the holders to purchase up to 6,880,000 common shares of the Company for proceeds of $1.00 per common share expiring 4 February 2018 and 1,550,000 common shares of the Company for proceeds of $1.05 per common share expiring 10 November 2018. A total of 3,595,000 of these stock options were cancelled during the year ended 31 December 2008.

A total of 1,930,000 of these stock options vested on 4 August 2008.  A total of 2,905,000 of these stock options vest on the following dates:

Vesting Date	Number of options

4 February 2009	1,355,000
10 May 2009	775,000
10 November 2009	775,000

2,905,000

The total estimated fair value of the 8,430,000 stock options granted during the year ended 31 December 2008 was $7,587,000 ($0.90 per option).  During the year ended 31 December 2008, stock-based compensation of $2,033,607 (31 December 2007 - $625,035) has been recorded in the consolidated statement of operations with a corresponding amount recorded as contributed surplus in stockholders’ equity.

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

The following assumptions were used for the Black-Scholes valuation of stock options granted:

	2008	2007

Risk free interest rate	3.65%	4.87%
Expected life	10 years	10 years
Annualized volatility	149%	73%
Expected dividends	-	-

14.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2008.  There are no current or deferred tax expenses for the year ended 31 December 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for consolidated financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 31 December 2008 $	For the year ended 31 December 2007
Deferred tax asset attributable to:
Current operations	1,808,240	414,365
Amortization	(13,765)	(10,914)
Contributions to capital by related party – expenses	-	(204)
Stock based compensation	(691,426)	(212,512)
Provision for potential legal claims	(68,000)	-
Less: Change in valuation allowance	(1,035,049)	(190,735)

Net refundable amount	-	-

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

The composition of the Company’s deferred tax assets as at 31 December 2008 and 31 December 2007 is as follows:

	As at 31 December 2008 $	As at 31 December 2007 $

Net income tax operating loss carryforward	(3,799,141)	(768,293)

Statutory federal income tax rate	34.15%	34.00%
Effective income tax rate	0.00%	0.00%

Deferred tax assets
Tax loss carryforward	1,296,269	261,220
Less: Valuation allowance	(1,296,269)	(261,220)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2008, the Company has an unused net operating loss carryforward balance of approximately $3,799,141 that is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires between the years 2008 to 2028.

15.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 31 December 2008 (Unaudited) $	For the year ended 31 December 2008 $	For the year ended 31 December 2007 $	For the year ended 31 December 2006 $

Cash paid during the year for interest	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-

During the year ended 31 December 2008, the Company issued 500,000 common shares valued at $0.70 per share in pursuant to the Atena Gold Project assignment agreement (Notes 7 and 12).

During the year ended 31 December 2008, the Company issued 2,000,000 common shares valued at $1.01 per share in pursuant to the Peruvian Gold Sands assignment agreement (Notes 7 and 12).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

During the year ended 31 December 2008, the Company issued 300,000 common shares valued at $0.70 per share pursuant to the Cerro Amarillo assignment agreement (Notes 7 and 12).

During the year ended 31 December 2008, the Company issued 70,645 common shares valued at $49,252 and 70,645 warrants valued at $25,253 for agent services rendered (Note 12).

During the year ended 31 December 2008, the Company issued 1,000,000 common shares valued at $1.59 per share pursuant to the Atena Gold Project assignment agreement (Notes 7 and 12).

During the year ended 31 December 2008, the Company issued 350,511 agent compensation warrants valued at $237,293 for agent services rendered (Note 12).

During the year ended 31 December 2008, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (31 December 2007 - $Nil, cumulative - $12,000) and $Nil (31 December 2007 - $600, cumulative - $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 11).

By agreements effective 18 January 2008, the Company assigned all of its rights, title and interest in the Tombaugh Lease with a book value of $481,504 to a purchaser in consideration for the purchaser assuming the Company’s outstanding payment obligations of $788,619 related to its convertible debentures. The Company recorded a gain of $307,115 upon completion of the transaction (Notes 3 and 9).

During the year ended 31 December 2008, the Company issued $Nil common shares (31 December 2007 – 1,145,300) for convertible debentures of $Nil (31 December 2007 - $22,906) (Note 9).

During the period ended 31 December 2008 the Company accrued interest of $Nil on convertible debentures (Notes 7 and 9).

During the year ended 31 December 2007 the Company accrued interest of $74,770 on convertible debentures (Notes 7 and 9).

During the year ended 31 December 2006 the Company accrued interest of $51,280 on convertible debentures (Notes 7 and 9).

During the period ended 31 December 2005 the Company accrued interest of $475 on convertible debentures (Notes 7 and 9).

During the year ended 31 December 2008, the Company issued $Nil common shares (31 December 2007 – 1,145,300) for convertible debentures of $Nil (31 December 2007 - $22,906) (Note 9).

16.	Commitments

The Company is subject to certain commitments related to its mineral property interest (Note 7).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2008

17.	Subsequent Event

Subsequent to 31 December 2008, a total of 75,000 stock options exercisable at a price of $1.00 per common share expired.

18.	Contingency

In January 2008, a contractor of the Company was critically injured in an automobile accident while working for the Company in the area referred to as the Atena Project located in northwestern Argentina.  The contractor’s family has filed a claim in the Argentina court system seeking monetary damages from the driver of the automobile, who is considered an employee under Argentina labor law.  Although the Company has not been named as a party in this action, the Company anticipates that the Company may be named as a defendant in this action.  The Company has recorded a provision for potential legal claims of $200,000 in the financial statements (Note 8).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of March, 2009.

CONSTITUTION MINING CORP.,
a Nevada corporation

By:           /s/ Willem Fuchter
                 Willem Fuchter
                 President and Chief Executive Officer

Each person whose signature appears below authorizes Willem Fuchter to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-K necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Willem Fuchter	March 16, 2009
Willem Fuchter, Director, President and Chief Executive Officer

/s/ Michael Stocker	March 16, 2009
Michael Stocker, Director and Chairman of the Board

/s/ Alois Wiget	March 16, 2009
Alois Wiget, Director

/s/ Duncan Large	March 16, 2009
Duncan Large, Director

/s/ Gary Artmont	March 16, 2009
Gary Artmont, Director

/s/ Hernan Zaballa	March 16, 2009
Hernan Zaballa, Director

/s/ Patrick Gorman	March 16, 2009
Patrick Gorman, Director

/s/ Peter Wiget	March 16, 2009
Peter Wiget, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

CONSTITUTION MINING CORP.

EXHIBIT INDEX
TO
2008 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
3.1	Articles of Incorporation	Exhibit 3.1 to the Company’s Form 10 Registration Statement (SEC File No. 000-49725)
3.2	Articles of Merger effective March 9, 2007	Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
3.3	Articles of Merger effective November 14, 2007	Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
3.2	Amended and Restated By-laws of the Company.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 4, 2008.
3.3	Audit Committee Charter, dated September 16, 2008.	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 17, 2008..
3.4	Compensation Committee Charter, dated September 16, 2008	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 17, 2008.
3.5	Nominating and Corporate Governance Committee Charter dated September 16, 2008.	Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 17, 2008.
3.6	Technical Committee Charter dated September 16, 2008.	Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on September 17, 2008.
3.7	Environmental Health and Safety Committee Charter dated September 16, 2008.	Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on September 17, 2008.
10.1	2007 Stock Incentive Plan, as Amended.		X
10.2
Services Contract, dated October 15, 2008, between St. Lawrence Alluvial Services and Logistics Corp., its wholly-owned subsidiary Logistica y Servicios Aluviales San Lorenzo SAC, and Constitution Mining Corp.
X
10.3	Assignment Agreement, dated effective December 12, 2007, between Proyectos Mineros S.A. and Constitution Mining Corp. regarding Atena Gold Property.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2007.
10.4	Assignment Agreement, dated effective January 8, 2008, between Proyectos Mineros S.A. and Constitution Mining Corp. regarding Cerro Amarillo Property.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 10, 2008.
10.5	Assignment and Assumption of Lease and Debt Agreement, dated effective January 18, 2008.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2008.

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
10.6	Assignment Agreement, dated effective March 17, 2008, between Proyectos Mineros S.A. and Constitution Mining Corp., regarding the Amira, Amira Norte and Esparta II Properties.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2008.
10.7	Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 29, 2008
14.1	Code of Ethics and Code of Conduct.		X
21.1	Subsidiaries of Constitution Mining Corp.		X
24.1	Power of Attorney.		X
31.1	Certificate of Willem Fuchter, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Peter Wiget, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Willem Fuchter, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Peter Wiget, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
___________