Form 10-Q
period 2009-03-31
CONSTITUTION MINING CORP
filed 2009-05-15
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-49725

Constitution Mining Corp.
(Exact name of registrant as specified in its charter)

Nevada	88-0455809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Manuela Saenz 323, Suite 706, Buenos Aires, Argentina C1107BPA
(Address of principal executive offices)
+54-11-5236-9978
(Registrant’s telephone number, including area code)
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)               Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 1, 2009
Common Stock, $0.001 par value	58,469,456

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Consolidated Balance Sheet as of March 31, 2009.
F-2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2009, 2008 and 2007 and from inception on March 6, 2000 to March 31, 2009.
F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2009, 2008 and 2007 and from inception on March 6, 2000 to March 31, 2009.
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on March 6, 2000 to March 31, 2009.
F-5	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 March 2009		As at 31 December 2008 (Audited)
	$		$
Assets

Current
Cash and cash equivalents		35,490		66,580
Amounts receivable (Note 4)		30,000		60,000
Prepaid expense		14,785		271,250

		80,275		397,830

Mineral property costs (Note 7)		5,145,260		5,120,260

Property and equipment (Note 5)		171,576		102,049

Website development cost (Note 6)		41,904		47,295

		5,439,015		5,667,434

Liabilities

Current
Accounts payable and accrued liabilities (Note 8)		1,095,016		547,891
Due to related parties (Note 9)		150,211		12,379

		1,245,227		560,270
Stockholders’ equity (deficiency)
Capital stock (Note 11)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 March 2009 – 58,469,456 common shares, par value $0.001
31 December 2008 – 58,469,456 common shares, par value $0.001		58,469		58,469
Share subscriptions received in advance (Note 11)		240,000		-
Additional paid in capital		9,442,716		7,945,496
Warrants (Note 11)		3,976,863		3,976,863
Deficit, accumulated during the exploration stage		(9,524,260)		(6,873,664)

		4,193,788		5,107,164

		5,439,015		5,667,434

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 15), Subsequent Event (Note 16) and Contingency (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 31 March 2009		For the three month period ended 31 March 2009		For the three month period ended 31 March 2008		For the three month period ended 31 March 2007
	$		$		$		$

Expenses
Acquisition of mineral property interests		-		-		650,260		-
Amortization expense (Notes 5 and 6)		222,003		21,122		3,643		32,100
Default on oil and gas deposit		25,000		-		-		-
Exploration costs		1,407,112		482,151		421,491		-
Interest on convertible debentures		126,525		-		-		18,391
Investor relations		1,027,844		259,126		94,993		-
Management fees (Note 10)		565,159		74,076		78,000		21,200
Office and miscellaneous		318,769		80,611		39,441		843
Professional fees		1,367,194		161,625		150,249		25,938
Rent		131,605		26,800		7,297		600
Stock-based compensation (Note 12)		4,155,862		1,497,220		-		-
Travel & entertainment		360,581		53,007		44,201		-

Net operating loss before other items		(9,707,654)		(2,655,738)		(1,489,575)		(99,072)

Other items
Foreign exchange gain (loss)		3,488		5,142		(8,155)		-
Gain on sale of oil and gas property		307,115		-		307,115		-
Interest income		12,791		-		1,990		-
Recovery of project management fees		60,000		-		-		-
Provision for potential legal claims (Notes 8 and 17)		(200,000)		-		-		-
		183,394		5,142		300,950		-

Net operating loss and comprehensive loss for the period		(9,524,260)		(2,650,596)		(1,188,625)		(99,072)

Basic and diluted loss per common share				(0.045)		(0.024)		(0.002)

Weighted average number of common shares used in per share calculations				58,469,456		49,162,519		46,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 31 March 2009		For the three month period ended 31 March 2009		For the three month period ended 31 March 2008		For the three month period ended 31 March 2007
	$		$		$		$

Cash flows used in operating activities
Net loss for the period		(9,524,260)		(2,650,596)		(1,188,625)		(99,072)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Notes 14)		126,525		-		-		18,391
Amortization (Notes 5 and 6)		222,003		21,122		3,643		32,100
Contributions to capital by related party – expenses		15,000		-		-		600
Common shares issued for services (Notes 11 and 14)		24,199		-		-		-
Value of common shares issued for mineral properties		-		-		560,000		-
Warrants issued for services (Notes 11 and 14)		25,252		-		-		-
Gain on sale of oil and gas property		(307,115)		-		(307,115)		-
Stock-based compensation (Note 12)		4,155,862		1,497,220		-		-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses		(14,785)		256,465		49,708		-
(Increase) decrease in amounts receivable		(30,000)		30,000		4,000		-
Increase in accounts payable and accrued liabilities		1,095,016		547,125		169,644		33,403
Increase in due to related parties		150,211		137,832		155,123		-

		(4,062,092)		(160,832)		(553,622)		(14,578)

Cash flows used in investing activities
Acquisition of mineral property interest (Note 7)		(975,260)		(25,000)		-		-
Purchase of equipment (Note 5)		(210,288)		(85,258)		(4,467)		-
Website development costs (Note 6)		(64,693)		-		(39,693)		-
Purchase of oil and gas property		(642,006)		-		-		-

		(1,892,247)		(110,258)		(44,160)		-

Cash flows from financing activities
Issuance of common shares (Note 11)		1,345,259		-		-		-
Issuance of warrants (Note 11)		3,739,570		-		-		-
Convertible debentures		665,000		-		-		-
Share subscriptions received in advance (Note 11)		240,000		240,000		706,447		185,150

		5,989,829		240,000		706,447		185,150

Increase (decrease) in cash and cash equivalents		35,490		(31,090)		108,665		170,572

Cash and cash equivalents, beginning of period		-		66,580		54,642		27,472

Cash and cash equivalents, end of period		35,490		35,490		163,307		198,044

Supplemental Disclosures with Respect of Cash Flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

Number of shares issued		Share capital	Additional paid-in capital	Share subscription received in advance	Warrants	Deficit, accumulated during the exploration stage	Total stockholders’ equity
		$	$	$	$	$	$
Balance at 6 March 2000 (inception)
Common shares issued – cash	2,000,000	2,000	1,000	-	-	-	3,000
Net loss for the period	-	-	-	-	-	(2,291)	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	-	-	(2,291)	709
Common shares issued – cash	5,000,000	5,000	42,000	-	-	-	47,000
Net loss for the year	-	-	-	-	-	(10,571)	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000	-	-	(12,862)	37,138
Net loss for the year	-	-	-	-	-	(12,097)	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	-	-	(24,959)	25,041
Net loss for the year	-	-	-	-	-	(11,019)	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	-	-	(35,978)	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-	-	-
Net loss for the year	-	-	-	-	-	(6,451)	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	-	-	(42,429)	7,571
2 for 1 forward split	21,000,000	21,000	(21,000)	-	-	-	-
Net loss for the year	-	-	-	-	-	(18,338)	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	-	-	(60,767)	(10,767)
Common shares issued – cash	4,000,000	4,000	76,000	-	-	-	80,000
Contributions to capital by related party – expenses (Notes 10 and 14)	-	-	14,400	-	-	-	14,400
Net loss for the year	-	-	-	-	-	(289,343)	(289,343)
Balance at 31 December 2006	46,000,000	46,000	98,400	-	-	(350,110)	(205,710)
Contributions to capital by related party – expenses (Notes 10 and 14)	-	-	600	-	-	-	600
Common shares issued – debt (Notes 11 and 14)	1,145,300	1,145	21,761	-	-	-	22,906
Common shares issued – cash (Note 11)	1,437,000	1,437	501,513	-	-	-	502,950
Stock-based compensation (Note 12)	-	-	625,035	-	-	-	625,035
Net loss for the year	-	-	-	-	-	(1,218,721)	(1,218,721)

Balance at 31 December 2007	48,582,300	48,582	1,247,309	-	-	(1,568,831)	(272,940)
Common shares issued – mineral properties (Notes 7, 11 and 14)	3,800,000	3,800	4,166,200	-	-	-	4,170,000
Common shares issued – cash (Note 11)	6,016,511	6,016	4,706,272	-	-	-	4,712,288
Common shares issued – services (Notes 11 and 14)	70,645	71	49,380	-	-	-	49,451
Value assigned to warrants (Note 11)	-	-	(3,739,570)	-	3,739,570	-	-
Share issuance costs	-	-	(517,702)	-	237,293	-	(280,409)
Stock-based compensation (Note 12)	-	-	2,033,607	-	-	-	2,033,607
Net loss for the year	-	-	-	-	-	(5,304,833)	(5,304,833)

Balance at 31 December 2008	58,469,456	58,469	7,945,496	-	3,976,863	(6,873,664)	5,107,164
Share subscription received in advance	-	-	-	240,000	-	-	240,000
Stock-based compensation (Note 12)	~~-~~	~~-~~	1,497,220	-	-	-	1,497,220
Net loss for the period	~~-~~	~~-~~	-	-	-	(2,650,596)	(2,650,596)

Balance at 31 March 2009	58,469,456	58,469	9,442,716	240,000	3,976,863	(9,524,260)	4,193,788

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

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

The Company is an exploration stage enterprise, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 December.

The Company’s consolidated financial statements as at 31 March 2009 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $2,650,596 for the three month period ended 31 March 2009 (31 March 2008 - $1,188,625) and has working capital deficit of $1,164,952 at 31 March 2009 (31 December 2008 – $162,440).

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
(Unaudited)
31 March 2009

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

2.        Recent Accounting Policies

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.  FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption.  Upon adoption of FSP 14-1, the Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after 15 December 2008 and interim periods within those fiscal years.  Management has not determined the effect that adopting this statement would have on the Company’s financial position, cash flows and results of operations.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.”  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS No. 163 to have an impact on its consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for financial statements issued for

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

fiscal years beginning after 15 December 2008.  Management has not determined the effect that adopting this statement would have on the Company’s financial position, cash flows or results of operations.

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

3.        Significant Accounting Policies

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

Financial instruments

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities and amounts due to related parties approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in the U.S. and Argentina and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 March 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

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
(Unaudited)
31 March 2009

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company’s expenses for the period from the date of inception on 6 March 2000 to 31 March 2009.

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

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

4.        Amounts Receivable

Amounts receivable are non-interest bearing, unsecured and have settlement dates within one year.

5.        Property and Equipment

					Net Book Value
	Cost		Accumulated amortization		31 March 2009		31 December 2008
	$		$		$		$

Equipment		210,288		38,712		171,576		102,049

During the three month period ended 31 March 2009, total additions to property and equipment were $85,258 (31 March 2008 - $4,467).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

6.        Website Development Cost

					Net Book Value
	Cost		Accumulated amortization		31 March 2009		31 December 2008
	$		$		$		$

Website development		64,693		22,789		41,904		47,295

During the three month period ended 31 March 2009, total additions to website development were $Nil (31 March 2008 - $39,693).

7.         Mineral Property Costs

Peruvian Gold Sands

On 29 September 2008, the Company entered into a Mineral Right option agreement with Temasek Investments Inc. (“Temasek”) to acquire mining properties totalling 382 km2 in Northeastern Peru (the “Peruvian Agreement”).  Pursuant to this Peruvian Agreement, the company acquired four separate options from Temasek, each providing for the acquisition of a 25% interest in certain mining properties.
The Company may exercise the initial 25% option by fulfilling the following conditions:

a.	Pay a non-refundable $375,000 on the date the Peruvian Agreement is executed (paid);
b.	Issue 2,000,000 common shares within 5 business days (issued and valued at $1.01) (Notes 11 and 14); and
c.	Pay an additional $375,000 prior to 28 December 2008 (paid).

The Company may exercise the second 25% option by fulfilling the following conditions by 29 March 2009:

a.	Exercise and complete the initial 25% option (completed);
b.	Pay an additional $1,250,000 (incurred $415,465) (Note 16); and
c.	Issue an additional 2,000,000 common shares (not issued) (Note 16).

The Company may exercise the third 25% option by fulfilling the following conditions by 29 September 2009:

a.	Exercise and complete the initial and second 25% options;
b.	Pay an additional $3,000,000; and
c.	Issue an additional 2,000,000 common shares.

The Company may exercise the final 25% option by fulfilling the following conditions by 29 March 2010:

a.	Exercise and complete the initial, second and third 25% options;
b.	Pay an additional $5,000,000; and
c.	Issue an additional 4,000,000 common shares.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

The property is subject to a 2.5% net returns royalty that the Company can reduce to 1.0% upon payment of a further $2,000,000 within 90 days of the exercise and completion of the final 25% option (Note 15).

The Company breached a certain term of its Peruvian Agreement and the Peruvian Agreement is in default as at 31 March 2009. Subsequent to 31 March 2009, the Company re-negotiated the terms of the Peruvian Agreement with Temasek to extend the option payment due date related to the acquisition of the second 25% interest (Note 16).

Atena Gold Project

On 12 December 2007, the Company entered into an assignment agreement (the “Atena Agreement”) to acquire the right to explore and option to purchase the 3,676 hectare Atena Gold Project located in the Salta Province of Argentina.   Pursuant to the Atena Agreement, the Company is required to issue 500,000 common shares (issued and valued at $0.70 per share) and pay $60,000 (paid). The Company will acquire 100% of the option if it incurs a minimum of $3,740,000 in work commitment expenditures on the property and issue 7,000,000 common shares according to the following schedule (Notes 11, 14 and 15):

a.	$240,000 in expenditures (incurred) plus a further issuance of 1,000,000 common shares (issued and valued at $1.59 per share) on or before 15 March 2008;
b.	a further $500,000 in expenditures (incurred $66,470) plus a further issuance of 2,000,000 common shares on or before 15 March 2009 (not issued) (Note 16);
c.	a further $1,000,000 in expenditures plus a further issuance of 4,000,000 common shares on or before 15 March 2010; and
d.	a further $2,000,000 in expenditures on or before 15 March 2011.

The option is subject to a 1% net smelter returns royalty.

The Company breached a certain term of its Atena Agreement and the Atena Agreement is in default as at 31 March 2009. Subsequent to 31 March 2009, the Company re-negotiated the terms of the Atena Agreement with Proyectos Mineros S.A. (“PMSA”) to extend the option payment due date related to item “b” in the above schedule (Note 16).

Cerro Amarillo Property

On 8 January 2008, the Company entered into an assignment agreement (the “Cero Amarillo Agreement”) to explore and option the 14,221 hectare Cerro Amarillo Property located in the Province of Mendoza, Argentina with a company related to the Company by way of a director and shareholder in common.  Pursuant to the terms of the Cero Amarillo Agreement, the Company issued 300,000 common shares (issued and valued at $0.70 per share) and pay $10,000 (paid).  The Company is to acquire a 100% of the option if it incurs a minimum of $450,000 in work commitment expenditures on the property and issues 2,100,000 common shares according to the following schedule (Notes 11, 14 and 15):

a.	$200,000 in expenditures (incurred $25,000) plus a further issuance of 300,000 common shares on or before 8 January 2009 (not issued) (Note 16);
b.	a further $250,000 in expenditures plus a further issuance of 600,000 common shares on or before 8 January 2010;

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

c.	a further issuance of 600,000 common shares on or before 8 January 2011; and
d.	a further issuance of 600,000 common shares on or before 8 January 2012.

To exercise the option the company is required to issue a further 3,000,000 common shares.  The option is subject to a 1% net smelter returns royalty.

The Company breached a certain term of its Cerro Amarillo Agreement and the Cerro Amarillo Agreement is in default as at 31 March 2009. Subsequent to 31 March 2009, the Company re-negotiated the terms of the Cero Amarillo Agreement with PMSA to extend the option payment due date related to item “a” in the above schedule (Note 16).

Amira, Amira Norte and Esparta II

On 17 March 2008, the Company entered into an assignment agreement with PMSA (the “ Amira Agreement”), a company related to the Company by way of a director and shareholder in common. Under the Agreement,  PMSA assigned to the Company PMSA’s right to explore and option to purchase a 90% interest in three mining properties referred to as “Amira”, “Amira Norte” and “Esparta II” (collectively, the "Properties"), which are located in the Province of Salta, Argentina. In order for the Company to keep its interest in good standing and to exercise the option to acquire a 90% interest in the Properties, the Company must make the following payments to the Titleholder, as set forth in the Amira Agreement (Note 15):

a.         US$75,000 by 19 January 2009 (incurred $216) (Note 16);
b.         a further US$150,000 by 19 January 2010;
c.         a further US$200,000 by 19 January 2011; and
d.         a further US$1,000,000 by 19 January 2012, by means of which final payment the Option to acquire a 90% interest in the Properties will have been automatically exercised.

The Company breached a certain term of its Amira Agreement and the Amira Agreement is in default as at 31 March 2009. Subsequent to 31 March 2009, the Company re-negotiated the terms of the Amira Agreement with Silvia Rodriguez to extend the option payment due date related to item “a” in the above schedule (Note 16).

8.        Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities at 31 March 2009 is a provision for $200,000 (31 March 2008 - $Nil) related to potential legal claims on incidents arising from the mineral property interests (Note 17).

9.         Due to Related Parties

As at 31 March 2009, the amount due from related parties consists of $150,211 (31 December 2008 - $12,379) payable to the directors of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

10.      Related Party Transactions

During the three month period ended 31 March 2009, the Company paid or accrued management and consulting fees of $74,076 (31 March 2008 - $78,000) to directors and officers of the Company or company’s controlled by directors and officer.

During the three month period ended 31 March 2009, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (31 March 2008 - $Nil, cumulative - $12,000) and $Nil (31 March 2008 - $600, cumulative - $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 14).

11.      Capital Stock

Authorized

The total authorized capital consists of:

•	300,000,000 of common shares with par value of $0.001
•	50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

As at 31 March 2009, the total issued and outstanding capital stock is 58,469,456 common shares with a par value of $0.001 per share.

During the year ended 31 December 2008, the company issued 2,000,000 common shares valued at $1.01 per share in pursuant to the Peruvian Gold Sands assignment agreement (Notes 7 and 14).

During the year ended 31 December 2008, the Company issued 350,511 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.40 up to 19 August 2009, commencing 19 February 2009 (Note 14).

During the year ended 31 December 2008, the Company issued 5,007,300 Units at a price of $0.80 per Unit for proceeds of $3,725,431, net of issue costs of $280,409.  Each unit consists of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 19 August 2009, commencing 19 February 2009.

During the year ended 31 December 2008, the Company issued 1,000,000 common shares valued at $1.59 per share pursuant to the Atena Gold Project assignment agreement (Notes 7 and 14).

During the year ended 31 December 2008, the Company issued an additional 70,645 Units at a price of $0.70 per Unit for services rendered by a private placement agent. Each Unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2009, commencing 7 October 2008 (Note 14).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

During the year ended 31 December 2008, the Company issued 1,009,211 Units at a price of $0.70 per Unit.  Each Unit consists of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2009, commencing 7 October 2008.

During the year ended 31 December 2008, the Company issued 300,000 common shares valued at $0.70 per share pursuant to the Cerro Amarillo assignment agreement (Notes 7 and 14).

During the year ended 31 December 2008, the Company issued 500,000 common shares valued at $0.70 per share pursuant to the Atena Gold Project assignment agreement (Notes 7 and 14).

During the year ended 31 December 2007, the Company issued 1,145,300 common shares for convertible debentures of $22,906 (Note 14).

During the year ended 31 December 2007, the Company issued 1,437,000 common shares for cash proceeds of $502,950.

Share Subscriptions Received in Advance

Share subscriptions received in advance consists of $240,000 cash received by the Company for 428,571 common shares that were not yet issued at 31 March 2009.  These common shares were issued subsequent to 31 March 2009 (Note 16).

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 March 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
			$

Warrants	1.40	1,009,211		0.02
Warrants	1.40	70,645		0.02
Warrants	1.40	5,007,300		0.38
Agent compensation warrants	1.40	350,511		0.38

		6,437,667

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

The following is a summary of warrant activities during the three month period ended 31 March 2009:

	Number of warrants	Weighted average exercise price
$

Outstanding at 1 January 2009	6,437,667		1.40

Granted	-		-
Exercised	-		-
Cancelled	-		-

Outstanding at 31 March 2009	6,437,667		1.40

Weighted average fair value of warrants granted during the period			-

The weighted average grant date fair value of warrants issued during the three month period ended 31 March 2008, amounted to $Nil per warrant (31 December 2008 -  $0.62). The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	2009	2008

Risk free interest rate	-	2.02%
Expected life	-	1 year
Annualized volatility	-	120.80%
Expected dividends	-	-

Stock Options

The following incentive stock options were outstanding at 31 March 2009:

	Exercise price	Number of options	Remaining contractual life (years)
			$

Options	1.05	1,550,000		9.61
Options	1.00	3,210,000		8.85

		4,760,000

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

The following is a summary of stock-based compensation activities during the three month periods ended 31 March 2009 and 2008:

	Number of shares	Weighted average exercise price
		$

Outstanding at 1 January 2009	4,835,000		1.02

Granted	-		-
Exercised	-
Cancelled	(75,000)		1.00

Outstanding at 31 March 2009	4,760,000		1.02

Weighted average fair value of options granted during the period			-

	Number of shares	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2008	3,200,000		0.30

Granted	6,380,000		1.00
Exercised	-
Cancelled	(3,200,000)		0.30

Outstanding and exercisable at 31 March 2008	6,380,000		1.00

Weighted average fair value of options granted during the year			$1.00

12.       Stock-Based Compensation

The total estimated fair value of the 1,605,000 stock options which vested during the three month period ended 31 March 2009 was $1,497,220 ($0.93 per option).  During the three month period ended 31 March 2009, stock-based compensation of $1,497,220 (31 March 2008 - $Nil, 31 March 2007 - $Nil, cumulative - $4,155,862) has been recorded in the consolidated statement of operations with a corresponding amount recorded as contributed surplus in stockholders’ equity.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

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

The following assumptions were used for the Black-Scholes valuation of stock options granted:

	2009	2008

Risk free interest rate	-	3.65%
Expected life	-	10 years
Annualized volatility	-	149%
Expected dividends	-	-

13.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2009.  There are no current or deferred tax expenses for the period ended 31 March 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for consolidated financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 March 2009		For the three month period ended 31 March 2008
	$		$
Deferred tax asset attributable to:
Current operations		901,203		404,133
Amortization		(7,182)		(1,239)
Stock based compensation		(509,055)		-
Less: Change in valuation allowance		(384,966)		(402,894)

Net refundable amount		-		-

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

The composition of the Company’s deferred tax assets as at 31 March 2009 and 31 December 2008 is as follows:

	As at 31 March 2009		As at 31 December 2008 (Audited)
	$		$

Net income tax operating loss carryforward		(4,931,395)		(3,799,141)

Statutory federal income tax rate		34.15%		34.15%
Effective income tax rate		0.00%		0.00%

Deferred tax assets
Tax loss carryforward		1,684,071		1,296,269
Less: Valuation allowance		(1,684,071)		(1,296,269)

Net deferred tax asset		-		-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2009, the Company has an unused net operating loss carryforward balance of approximately $4,931,395 that is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires between the years 2008 to 2029.

14.      Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 31 March 2009		For the three month period ended 31 March 2009		For the three month period ended 31 March 2008		For the three month period ended 31 March 2007
	$		$		$		$

Cash paid during the year for interest		-		-		-		-
Cash paid during the year for income taxes		-		-		-		-

During the year ended 31 December 2008, the Company issued 500,000 common shares valued at $0.70 per share in pursuant to the Atena Gold Project assignment agreement (Notes 7 and 11).

During the year ended 31 December 2008, the Company issued 2,000,000 common shares valued at $1.01 per share in pursuant to the Peruvian Gold Sands assignment agreement (Notes 7 and 11).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

During the year ended 31 December 2008, the Company issued 300,000 common shares valued at $0.70 per share pursuant to the Cerro Amarillo assignment agreement (Notes 7 and 11).

During the year ended 31 December 2008, the Company issued 70,645 common shares valued at $49,252 and 70,645 warrants valued at $25,253 for agent services rendered (Note 11).

During the year ended 31 December 2008, the Company issued 1,000,000 common shares valued at $1.59 per share pursuant to the Atena Gold Project assignment agreement (Notes 7 and 11).

During the year ended 31 December 2008, the Company issued 350,511 agent compensation warrants valued at $237,293 for agent services rendered (Note 11).

During the three month period ended 31 March 2009, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (31 March 2008 - $Nil, 31 March 2007 - $Nil, cumulative - $12,000) and $Nil (31March 2008 - $Nil, 31 March 2007 - $600, cumulative - $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 10).

By agreements effective 18 January 2008, the Company assigned all of its rights, title and interest in the Tombaugh Lease with a book value of $481,504 to a purchaser in consideration for the purchaser assuming the Company’s outstanding payment obligations of $788,619 related to its convertible debentures. The Company recorded a gain of $307,115 upon completion of the transaction.

During the year ended 31 December 2008, the Company issued $Nil common shares (31 December 2007 – 1,145,300) for convertible debentures of $Nil (31 December 2007 - $22,906) (Note 11).

During the period ended 31 December 2008 the Company accrued interest of $Nil (31 December 2007 - $74,770, cumulative – 126,525) on convertible debentures.

15.       Commitments

The Company is subject to certain outstanding and future commitments related to its mineral property interest (Note 7).

16.       Subsequent Event

i.
On 17 April 2009, the Company issued 200,000 Units at a price of $0.80 per Unit for proceeds of $160,000. Each unit consists of one common share and one share purchase warrant. This amount was received as share subscriptions in advance at 31 March 2009 (Note 11).

ii.	On 12 March 2009, the Company entered into an amending agreement (the “Peruvian Amendment”) with Temasek to acquire the remaining 75% of the Peruvian Gold Sands property (Note 7).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

Under the Peruvian Amendment, the Company may exercise the second 25% option by fulfilling the issuance of 2,000,000 common shares of the Company as soon as practicable and pay $1,250,000 by 29 September 2009. The Company must also pay interest on any unpaid amount of the option payment of $1,250,000 at 5% per annum accruing from 12 May 2009 to the date that payment is made (Note 7).

iii.
On 5 May 2009, the Company and PMSA entered into an amending assignment agreement (the “Atena Amendment”) whereby the $500,000 in expenditures originally required to be made by the Company on the Atena Gold Project property by 15 March 2009 is waived upon the issuance of the 2,000,000 common shares of the Company as required under the Atena Agreement (Note 7).

iv.
On 5 May 2009, the Company and PMSA entered into an amending agreement (the “Cerro Amarillo Amendment”) whereby the $200,000 in expenditures originally required to be made by the Company on the Cerro Amarillo property by 8 January 2009 is waived upon the issuance of the 300,000 common shares of the Company as required under the Cero Amarillo Agreement (Note 7).

v.
On 5 May 2009, the Company  and Silvia Rodriguez, owner of the Properties, entered into an amending  assignment agreement (the “Amira Amendment”) whereby the payment originally due on 19 January 2009 under the Amira Agreement is due as follows (Note 7):

a.	US$25,000 on or by the end on 30 June 2009; and
b.	US$50,000 on or before by the end of 30 September 2009.

17.          Contingency

In January 2008, a contractor of the Company was critically injured in an automobile accident while working for the Company in the area referred to as the Atena Project located in northwestern Argentina.  The contractor’s family has filed a claim in the Argentina court system seeking monetary damages from the driver of the automobile, who is considered an employee under Argentina labor law.  Although the Company has not been named as a party in this action, the Company anticipates that the Company may be named as a defendant in this action.  The Company has recorded a provision for potential legal claims of $200,000 in the consolidated financial statements (Note 8).

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

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

Overview

We were incorporated in the state of Nevada under the name Crafty Admiral Enterprises, Ltd. on March 6, 2000.  Our original business plan was to sell classic auto parts to classic auto owners all over the world through an Internet site and online store; however, we were unsuccessful in implementing the online store and were unable to afford the cost of purchasing, warehousing and shipping the initial inventory required to get the business started.  As a result, we ceased operations in approximately July 2002.

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

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. There is no assurance that a commercially viable mineral deposit exists on the properties underlying our mineral property interests, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. For this reason, the proposed plan of exploration described below is exploratory in nature.  To date, we have not discovered an economically viable mineral deposit on the property underlying our mineral property interests, and there is no assurance that we will discover one.  If we cannot acquire or locate mineral deposits, or if it is not economical to recover any mineral deposits that we do find, our business and operations will be materially and adversely affected.

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

Subsequent to the reporting period, our ongoing need to obtain additional financing to fund our operations in the current economic environment was the catalyst for management’s determination to reassess our current direction and proposed plans for exploration.  Following this reassessment, our management has determined that it would be in our best interest to focus our exploration efforts for at least  the remainder of 2009 exclusively on our properties which management believe are the most promising within a limited geographical area.  As a result, we have decided to postpone indefinitely our exploration program on the properties located in the Salta and Mendoza provinces of Argentina and to allocate our resources exclusively to the exploration and development of our property interests in northeastern Peru.

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

A description of the Mineral Rights is set forth below:

Name	Area (hectares)	Dept.	Province	District	Observation
Aixa 2	1000	Loreto	Datem del Marañon	Manseriche
Alana 10	900	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 11	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 12	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 13	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 14	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 15	800	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 16	800	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 17	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 18	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 19	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 4	900	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 5	700	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 6	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 7	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 8	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP

Alana 9	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Bianka 5	1000	Loreto	Datem del Marañon	Manseriche
Castalia 1	1000	Loreto	Datem del Marañon	Manseriche
Castalia 2	1000	Loreto	Datem del Marañon	Manseriche
Castalia 3	500	Loreto	Datem del Marañon	Manseriche
Delfina 1	900	Amazonas	Condorcanqui	Nieva	Partially overlap Zona de Amortiguamiento ANP
Delfina 2	900	Amazonas	Condorcanqui	Nieva	Partially overlap Zona de Amortiguamiento ANP
Delfina 3	1000	Amazonas	Condorcanqui	Nieva	Partially overlap Zona de Amortiguamiento ANP
Delfina 4	700	Amazonas	Condorcanqui	Nieva	Partially overlap Zona de Amortiguamiento ANP
Delfina 5	1000	Amazonas	Condorcanqui	Nieva	Partially overlap Zona de Amortiguamiento ANP
Mika 1	600	Loreto	Datem del Marañon	Manseriche
Mika 10	900	Loreto	Datem del Marañon	Manseriche	Partially overlap Zona de Amortiguamiento ANP
Mika 2	1000	Loreto	Datem del Marañon	Manseriche
Mika 3	900	Loreto	Datem del Marañon	Manseriche
Mika 4	1000	Loreto	Datem del Marañon	Manseriche
Mika 5	1000	Loreto	Datem del Marañon	Manseriche
Mika 6	1000	Loreto	Datem del Marañon	Manseriche
Mika 7	900	Loreto	Datem del Marañon	Manseriche
Mika 8	1000	Loreto	Datem del Marañon	Manseriche	Partially overlap Zona de Amortiguamiento ANP
Mika 9	1000	Loreto	Datem del Marañon	Manseriche
Rosalba 1	900	Loreto	Datem del Marañon	Manseriche
Rosalba 2	900	Loreto	Datem del Marañon	Manseriche
Rosalba 3	1000	Loreto	Datem del Marañon	Manseriche
Rosalba 4	1000	Loreto	Datem del Marañon	Manseriche
Rosalba 5	1000	Loreto	Datem del Marañon	Manseriche - Barranca

We may exercise the initial twenty-five percent option, which provides for the acquisition of a twenty-five percent interest in the Mineral Rights, after fulfilling the following conditions:

-	payment of $375,000 to Temasek upon execution of the Option Agreement;
-	issuance of 2,000,000 shares of our common stock to Temasek within five business days from the Effective Date; and
-	payment of an additional $375,000 to Temasek within ninety days of the Effective Date.

Since the execution of the Option Agreement, we have paid a total of $750,000 and issued 2,000,000 shares of our common stock to Temasek in accordance with the terms of the Option Agreement and completed the acquisition of the initial twenty-five percent option, which provided for the acquisition of a twenty-five percent interest in the Mineral Rights.

The Option Agreement provided that we may exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, after fulfilling the following conditions within six months of the Effective Date:

-	payment of an additional $1,250,000 to Temasek, and
-	issuance of 2,000,000 additional shares of our common stock to Temasek.

Subsequent to the reporting period, we entered into an agreement with Temasek to amend the Option Agreement (the “Amended Option Agreement”) in order to revise the conditions required for us to exercise the second twenty-five percent option.  Under the terms of the Amended Option Agreement, we may exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, after fulfilling the following conditions

·	issuance of 2,000,000 additional shares of our common stock to Temasek within 6 months from the Effective Date or as soon as practicable thereafter, and
·
payment within 12 months from the Effective Date of an additional $1,250,000 to Temasek plus interest at a rate of 5% per annum accruing from the date of the Amended Option Agreement to the date that payment is made.

We may exercise the third twenty-five percent option, resulting in our acquisition of a seventy-five percent interest in the Mineral Rights, after fulfilling the following conditions within twelve months of the Effective Date:

·	payment of an additional $3,000,000 to Temasek, and
·	issuance of 2,000,000 additional shares of our common stock to Temasek.

We may exercise the fourth twenty-five percent option, resulting in our acquisition of a one hundred percent interest in the Mineral Rights, after fulfilling the following conditions within eighteen months of the Effective Date:

·	payment of an additional $5,000,000 to Temasek, and
·	issuance of 4,000,000 additional shares of our common stock to Temasek.

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

If we exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, and we fail to acquire a one hundred percent interest in the Mineral Rights, we will form a joint venture with Temasek in which we will be wholly responsible for developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If we do not develop a feasible mining project within three years of the Effective Date, we will be responsible pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek’s net return royalty on the Mineral Rights.

Proposed Exploration Program

We have commenced our exploration and development program on the Peru property.  Since the identification and acquisition of the Peru property in September 2008, we have carried out the following activities:

•	Completed an initial social base line study to document all surface rights owners and people resident in the project area;

•
Implemented a community relations program to inform local communities of the project and what potential opportunities that may exist for community involvement in the implementation phases of the development program;

•	Submitted a Declaración de Impacto Ambiental to the Ministry of Mines and Energy in Peru and received approval to start the exploration;
•
Completed the field work for the Evaluación de Impacto Ambiental semidetallado which, if approved by the Peruvian Ministry of Mines & Energy,  will allow us to undertake extensive drilling and bulk sampling programs;

•	Acquired churn drilling equipment for further evaluation and development of resources;
•	Set-up an operational base in the project area in the town of Saramiriza;
•
Contracted various consulting firms and experienced and knowledgeable individuals with specific skills in the exploration of alluvial deposits to assist us with the exploration and development of the Peru property; and

•	Commissioned and subsequently received a preliminary master plan which indicated the size and scope of our projected operations and areas where more information is required.

The principle objective of our planned exploration and development program is to bring a dredger and appropriately matched floating plant onto the property to assist us in conducting trial mining tests which requires that we undertake the following actions:

•	Drill an area on the property where known mineralization exists at closely-spaced centers in accordance with mining industry standards;
•	Extend the resource though a wider-spaced program of reconnaissance drilling so as to indicate the potential size of the deposit;
•	Perform additional geotechnical and metallurgical studies to complement existing information in order to prepare the optimum processing route to be adopted in the exploitation phase; and
•	Prepare scoping, prefeasibility, and full feasibility studies.

An exploration base has been set up in the town of Saramiriza.  A seismic survey will be conducted along selected lines across the Marañón gravels in order to define the limit of the gold bearing sands and gravels.  This information is needed to plan a drilling program and to assist with locating drill collar positions.  The selection of seismic lines will made on the basis of interpretation of aerial photos and satellite images, as well as from reconnaissance-scale mapping of sedimentary features.  Scout drilling utilizing churn drills will be undertaken on favorable areas, and anomalous zones will be followed up with reverse circulation drilling in order to fully develop resources and reserves.

Drilling is expected to commence in early June 2009 and continue for a period of 18 months. We recently purchased churn drilling equipment in the United States and are in the process of shipping this equipment to Peru.  We anticipate that 200 holes will be drilled to a depth of 50m at 100m centers in the area of known mineralization, with a view to developing a reserve which will sustain trial or pilot mining by a bucket wheel dredge connected to a floating processing plant.  An additional 300 holes are anticipated to be drilled to a depth of 50m for the drilling of fences of holes at one-kilometer spacing across the 20km-wide alluvial field in order to extend the mineralization and the resource potential to sustain a fleet of high capacity dredges and floating plants. Bulk samples collected by backhoe and/or excavator will be required for metallurgical testing as well as to confirm drill results.  At the same time, mine development planning, process design, and other engineering studies will be conducted with a view to completing a feasibility study within an 18 month period.  Permitting work will be initiated as early in the exploration and development cycle as possible, so that trial or pilot dredging can be started as soon as feasibility has been established.

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

Pursuant to the terms of the assignment agreement, we have issued to PMSA 1,500,000 shares of our common stock and paid PMSA $60,000.  We will acquire 100% of this Atena Option if we incur a minimum of an additional $3,500,000 in work commitment expenditures on the Atena Property (the “Atena Expenditures”) and issue 6,000,000 shares of our common stock to PMSA in accordance with the following schedule:

·	$500,000 in Atena Expenditures, plus an additional issuance of 2,000,000 shares of our common stock on or before March 15, 2009;
·	an additional $1,000,000 payment in Atena Expenditures, plus a further issuance of 4,000,000 shares of our common stock on or before March 15, 2010; and

·	a final $2,000,000 payment in Atena Expenditures on or before March 15, 2011.

As of March 15, 2009, we had not issued the 2,000,000 shares of our common stock nor incurred $500,000 in Atena Expenditures as required under the assignment agreement in order to be able to exercise the Atena Option.    PMSA agreed to waive the obligation that we incur $500,000 in Atena Expenditures by March 15, 2009 following our issuance to PMSA of  2,000,000 shares of our common stock as required under the assignment agreement.

We will acquire 100% of the Atena Option if we have completed our commitments under the Atena Expenditures and issued shares of our common stock to PMSA, as set forth above, on or before March 15, 2011.  Following the completion of this acquisition and payment of the consideration set forth above, we will grant to PMSA a 1% net smelter returns royalty.  The Atena Option grants us the exclusive possession of the properties for mineral exploration, together with the right to purchase the minerals rights to these properties upon exercise of the Atena Option.

Proposed Exploration Program

A Phase 1 exploration program was completed on the Atena Property in February 2008.  During this phase, field geologists collected composite samples approximately every 50 metres along the entire-36 kilometre vein system on the project area.  The samples were sent to ALS Chemex, the South American division of the ALS Laboratory Group, for analysis.  Results of these samples indicated an anomalous area of approximately five kilometres by three kilometres,  which is the subject of follow-up exploration in a Phase 2 program.  The Phase 2 program comprises of trenching and detailed sampling, as well as detailed geological mapping.  These activities are expected to outline the shape and tenor of pay shoots which can then be tested in the subsurface by diamond drilling in a Phase 3 program.  While the project area lies at 3900m above sea level in the altiplano or puna of northwest Argentina, fieldwork can be conducted all year-round.  The Phase 2 program has been completed and we are awaiting the results.

Subsequent to the reporting period, our management determined that it would be in our best interest to suspend our exploration program on the Atena Property for at least the remainder of 2009 and exclusively pursue the exploration and development of our property interests in northeastern Peru. As a result, the commencement of the Phase 3 drilling program has been postponed indefinitely.

Amira, Amira Norte and Esparta II Properties

Effective March 17, 2008, we entered into an assignment agreement with PMSA, whereby PMSA assigned to us PMSA’s right to explore and an option (the “Amira-Esparta Option”) to purchase a 90% interest in the mineral rights of three mining properties referred to as “Amira”, “Amira Norte” and “Esparta II”, located in the Province of Salta, Argentina (the “Amira-Esparta Properties”).  Pursuant to the terms of our agreement with PMSA, PMSA has assigned to us all of PMSA’s rights and obligations under an option agreement by and between PMSA and the registered titleholder to the Amira-Esparta Properties, Ms. Silvia Rene Rodriguez, in consideration of our recognizing to PMSA a 1% net smelter returns royalty on the Amira-Esparta Properties.  The mineral rights underlying the Amira-Esparta Properties consist of manifestations of discovery (referred to as “manifestciones de descubrimientos”), which are a form of mineral title that allows the conversion of exploration concessions (referred to as “cateos”) to mining claims (referred to as “minas”). The manifestations of discovery are used as a basis for location of mining claims, but do not have a definite area until the claims are proposed.  Within a period following designation of a manifestation of discovery, the claimant may do further exploration, if necessary, to determine the size and shape of the ore body.   All of these forms of mineral title require the payment of an annual fee referred to as “canon minero.”  In order for us to keep our interest in good standing and to exercise the Amira-Esparta Option, we must make the following payments to Ms. Rodriguez, as set forth in the underlying option agreement:

·	$75,000 on or before January 19, 2009;
·	an additional payment of $150,000 on or before January 19, 2010;

·	an additional payment of $200,000 on or before January 19, 2011; and
·	a final payment of $1,000,000 on or before January 19, 2012, which shall also be the final payment required and such payment will cause the Amira-Esparta Option to have been automatically exercised.

As of January 19, 2009, we had not paid Ms. Rodriguez the $75,000 payment required in order to be able to exercise the Amira-Esparta Option.    Ms. Rodriguez has agreed to modify the payment terms for this payment.  As a result of this modification to the payment terms, we are now required to pay Ms. Rodriguez $25,000 on or before June 30, 2009 and $50,000 on or before September 30, 2009 in order to satisfy this obligation.

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

Pursuant to the terms of the assignment agreement, we issued to PMSA 300,000 shares of our common stock and paid PMSA $10,000 in July 2008.  We will acquire 100% of the Cerro Amarillo Option if we incur a minimum of $450,000 in work commitment expenditures on this property (the “Cerro Amarillo Expenditures”) and issue 2,100,000 shares of our common stock to PMSA in accordance with the following schedule:

·	$200,000 in Cerro Amarillo Expenditures, plus a further issuance of 300,000 shares of our common stock on or before January 8, 2009;
·	an additional $250,000 payment of Cerro Amarillo Expenditures, plus a further issuance of 600,000 shares of our common stock on or before January 8, 2010;

·	an additional issuance of 600,000 shares of our common stock on or before January 8, 2011; and
·	a final issuance of 600,000 shares of our common stock on or before January 8, 2012.

As of January 8, 2009, we had not issued the 300,000 shares of our common stock nor incurred $200,000 in Cerro Amarillo Expenditures as required under the assignment agreement in order to be able to exercise the Cerro Amarillo Option.  PMSA agreed to waive the obligation that we incur $200,000 in Cerro Amarillo Expenditures by January 8, 2009 following our issuance to PMSA of the 300,000 shares of our common stock as required under the assignment agreement.

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

Proposed Exploration Program

The Cerro Amarillo Property is untested property that has drill targets indicated by geophysics, as well as a number of other unexplored prospective areas.  Although a number of drill targets have been outlined by previous work, recent exploration work involved additional exploration by detailed mapping and sampling on the whole of the Cerro Amarillo Property, as well as the region with a view to identifying additional drill targets before undertaking a first stage drill program.  In addition, some ten kilometer of access road will need to be constructed in anticipation of the drill program.

With respect to the timeframe, fieldwork can be conducted for approximately nine months of each year at the Cerro Amarillo Property, which lies in a snow belt.  Because of the onset of the austral winter and the occurrence of significant snow, the drilling can only commence in the spring and summer seasons.

In February 2008, we commenced exploration on the Cerro Amarillo Property in Mendoza, Argentina.  The Phase 1 program, designed to further identify trench and drill targets, comprises detailed mapping and sampling together with ground magnetic surveying.   We have established a camp on the Cerro Amarillo Property from which exploration activities will be conducted.  An international geological consultant, supported by local geologists and field technicians, led this project, which was completed in eight weeks.

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

The second phase was expected to commence in either September of October of 2009 following the grant of a permit for the construction of a drill road up to the prospect.  In addition to building the access road, we planned to establish an exploration camp on the property and carry our the first 1000 meters of a 3000 meter drill program to test the drill targets on the Cerro Amarillo Property.  The remaining 2000 meters of drilling was expected to be completed in early in 2010.

Subsequent to the reporting period, our management determined that it would be in our best interest to suspend our exploration program on the Cerro Amarillo Property for at least the remainder of 2009 and exclusively pursue the exploration and development of our property interests in northeastern Peru. As a result, the commencement of the drilling program and construction of a drill road up to the prospect has been postponed indefinitely.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

           We have not generated any revenues from operations since our inception.

We incurred operating expenses in the amount of $2,655,738 for the three months ended March 31, 2009, as compared to operating expenses of $1,489,575 for the three months ended March 31, 2008.  The substantial increase in our operating expenses for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, relates to significant stock-based compensation expenditures incurred during the three months ended March 31, 2009.  We reported stock-based compensation of $1,497,220 for the three months ended March 31, 2009, compared to no stock-based compensation for the three months ended March 31, 2008.

We incurred exploration costs of $482,151 for the three months ended March 31, 2009 compared to $421,491 for the three months ended March 31, 2008.  Exploration costs incurred during the three months ended March 31, 2009 related to the initial phases of our exploration programs on the Peru property.  We incurred professional fees of $161,625 for the three months ended March 31, 2009, compared to professional fees of $150,249 for the three months ended March 31, 2008.  Professional fees, which primarily include legal and accounting expenses, increased because our legal and accounting needs increased as a result of changing the focus of our operations in November 2007.  We reported management fees of $74,076 for the three months ended March 31, 2009, compared to $78,000 for the three months ended March 31, 2008. We incurred investor relations expenses of $259,126 for the three months ended March 31, 2009, compared to $94,993 for the three months ended March 31, 2008.  The increase in investor relations costs during the three months ended March 31, 2009, as compared to the prior year, is attributable to expenditures associated with increasing awareness of our current and future operations.

We received other income of $5,142 during the three months ended March 31, 2009, as compared to other income of $300,950 for the three months ended March 31, 2008.  The substantial decrease in other income is attributable to a one time event in 2008 where we assigned all of our right, title and interest in and to a leasehold interest in an oil and gas property located in St. Francis County, Arkansas to an assignee who agreed to assume all of our outstanding payment obligations as consideration for the assignment.  In connection with this assignment, we reported other income of $307,115 during the three months ended March 31, 2008.

As a result of the above, for the three months ended March 31, 2009, we reported a net loss of $2,650,596, as compared to a net loss of $1,188,625 for the three months ended March 31, 2008.  The increase in our net loss was primarily attributable to increased operating expenses incurred as a result of a significant increase in significant stock-based compensation expenditures incurred during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

As a result of the above, the basic and diluted loss per common share was $0.045 and $0.024 for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $35,490, as compared to $163,307 at March 31, 2008, and a working capital deficit of $1,164,952, as compared to $235,635 at March 31, 2008.

During the three month period following the date of this report,  we anticipate that we will not generate any revenue.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $7,780,000 over the next twelve months.   We anticipate spending approximately $100,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $1,200,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue our exploration program and maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests and cease operations.

Due to our ongoing need to obtain additional financing to fund our operations in the current economic environment, our management determined subsequent to the reporting period that it would be in our best interest to postpone indefinitely our exploration program on the properties located in the Salta and Mendoza provinces of Argentina for at least the remainder of 2009 and exclusively pursue the exploration and development of our property interests in northeastern Peru.  If we are unable to raise additional capital in the near future, we will continue to experience liquidity problems and management expects that we will need to further curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We may also consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying our mineral property interests. We have not undertaken any efforts to locate a joint venture participant. Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral property interests to the joint venture participant.

Cash Used in Operating Activities

 Operating activities for the three months ended March 31, 2009 and 2008 used cash of $160,832 and $553,622, respectively, which reflect our recurring operating losses.  Our net loss of $2,650,596 for three months ended March 31, 2009 was the primary reason for our negative operating cash flow, as compared to our net loss of $1,188,625 for the three months ended March 31, 2008.

Cash Used in Investing Activities

For the three months ended March 31, 2009, we used $110,258 in investing activities, as compared to $44,160 used in investing activities during the three months ended March 31, 2008.  For the three months ended March 31, 2009, we purchased $85,258 in equipment, and expended $25,000 in connection with the acquisition of mineral property interests, as compared to $4,467 in equipment and $39,693 in website development costs during the three months ended March 31, 2008.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  Net cash flows provided by financing activities for the three months ended March 31, 2009 was $240,000 as compared to $706,447 for the three months ended March 31, 2008. A decrease in the cash flow provided by financing activities was primarily due to a reduction in equity financing available to us during the three months ended March 31, 2009 which is attributable to present market conditions, as compared to the three months ended March 31, 2008.

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

Going Concern

We have incurred net losses for the period from inception on March 6, 2000 to March 31, 2009 of $9,524,260 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board.  Under the proposed roadmap, we would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  We are currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Willem Fuchter, and our former Chief Financial Officer, Mr. Peter Wiget.  Based upon that evaluation, our Chief Executive Officer and former Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

During the three months ended March 31, 2009, there have been no material developments in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.    Risk Factors

     Not Applicable.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to the reporting period on April 17, 2009, we sold 200,000 units at $0.80 per unit (the "Units") to a single investor.  Each Unit consists of one (1) share of common stock, par value $0.001, and one (1) common stock purchase warrant (the “ Warrant”) to purchase one (1) share of common stock, exercisable commencing six months from the issuance date and terminating one year from the closing date of the offering.  As a result, we issued a total of 200,000 shares of common stock and warrants to purchase 200,000 shares of our common stock in connection with this sale of securities.  The exercise price for the Warrant is $0.70 per share of common stock.  The gross proceeds we received from this sale of securities was $160,000.

These securities were offered and sold in reliance on Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act").  In connection with this offer and sale of securities, we relied on the investor’s written representations.  The investor was not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Securities Act.  The investor represented that it was acquiring the securities for investment only and not with a view toward resale or distribution. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to the  investor.  The  investor was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these Units by any form of general solicitation or general advertising.

Item 3.       Defaults upon Senior Securities

    None.

Item 4.       Submission of Matters to a Vote of Security Holders

    No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2009.

    We held our Annual Meeting of Shareholders on April 27, 2009. The director nominees named below were elected to a term expiring at the 2010 Annual Meeting of Shareholders by the indicated votes cast for and withheld with respect to each nominee.

Name of Nominee	For	Withheld
Willem Fuchter	30,805,871	0
Patrick Gorman	31,270,772	0
Hernan Zaballa	30,806,486	0
Gary Artmont	30,806,871	0
Robert Van Tassell	31,270,772	0
Alois Wiget	30,805,871	0
Michael Stocker	30,806,871	0

All of the other proposals, as set forth in our proxy statement for the 2009 Annual Meeting of Shareholders, were approved by our shareholders as follows:

	For	Against	Abstain
Approval of the Stock Incentive Plan, as amended	31,200,127	100,525	70,645
Ratification of the selection of James Stafford, Inc., Chartered Accountants to serve as our independent registered public accounting firm for 2009.	25,382,572	20,385	0

Item 5.     Other Information

  None.

Item 6.      Exhibits

  See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constitution Mining Corp.

Date:	May 15, 2009

By: /s/ Willem Fuchter Willem Fuchter Title: Chief Executive Officer and Director
Date:	May 15, 2009
By: /s/ Kenneth Phillippe Kenneth Phillippe Title: Chief Financial Officer

CONSTITUTION MINING CORP.
(the “Registrant”)
(Commission File No. 000-49725)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2009

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.1	Amendment No. 1 to Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.		X
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X