Form 10-Q
period 2009-06-30
CONSTITUTION MINING CORP
filed 2009-08-14
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-49725
Constitution Mining Corp.
(Exact name of registrant as specified in its charter)

Nevada	88-0455809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pasaje Mártir Olaya 129, Oficina 1203, Centro Empresarial José Pardo Torre A, Miraflores, Lima, Perú
(Address of principal executive offices)
+51-1-446-6807
(Registrant’s telephone number, including area code)
Manuela Saenz 323, Suite 706, Buenos Aires, Argentina C1107BPA
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                            Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 21, 2009
Common Stock, $0.001 par value	67,099,095

PART I - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Consolidated Balance Sheet as of June 30, 2009.
F-2	Unaudited Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended June 30, 2009 and 2008 and from inception on March 6, 2000 to June 30, 2009.
F-3	Unaudited Consolidated Statements of Cash Flows for the three and six months ended June 30, 2009 and 2008 and from inception on March 6, 2000 to June 30, 2009.
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficiency) from inception on March 6, 2000 to June 30, 2009.
F-5	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 June 2009	As at 31 December 2008 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	117,830	66,580
Amounts receivable (Note 4)	30,000	60,000
Prepaid expenses	5,814	271,250

	153,644	397,830

Mineral property costs (Note 7)	8,124,260	5,120,260

Equipment (Note 5)	155,852	102,049

Website development cost (Note 6)	36,513	47,295

	8,470,269	5,667,434

Liabilities

Current
Accounts payable and accrued liabilities (Note 8)	708,454	547,891
Due to related parties (Note 9)	189,193	12,379

	897,647	560,270
Stockholders’ equity
Capital stock (Note 11)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
30 June 2009 – 62,969,456 common shares, par value $0.001
31 December 2008 – 58,469,456 common shares, par value $0.001	62,969	58,469
Share subscriptions received in advance (Note 11)	1,506,977	-
Additional paid in capital	13,729,820	7,945,496
Warrants (Note 11)	3,598,533	3,976,863
Deficit, accumulated during the exploration stage	(11,325,677)	(6,873,664)

	7,572,622	5,107,164

	8,470,269	5,667,434
Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 15), Subsequent Events (Note 16) and Contingency (Note 17)

The accompanying notes are an integral  part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 June 2009	For the three month period ended 30 June 2009	For the three month period ended 30 June 2008	For the six month period ended 30 June 2009	For the six month period ended 30 June 2008
	$	$	$	$	$

Operating expenses
Acquisition of mineral property interests	-	-	110,000	-	760,260
Amortization expense (Notes 5 and 6)	243,118	21,115	9,376	42,237	13,019
Default on oil and gas deposit	25,000	-	-	-	-
Exploration costs	1,802,009	394,897	269,124	877,048	690,615
Interest on convertible debentures	126,525	-	-	-	-
Interest on mineral property (Note 7)	3,042	3,042	-	3,042	-
Investor relations	1,383,170	355,326	176,897	614,452	271,890
Management fees (Note 10)	652,141	86,982	95,312	161,058	173,312
Office and miscellaneous	402,308	83,382	29,050	164,150	68,491
Professional fees	1,562,779	195,585	166,060	357,210	316,309
Rent (Note 10)	146,848	15,243	10,866	42,043	18,163
Stock-based compensation (Note 12)	4,930,136	774,274	-	2,271,494	-
Travel and entertainment	368,708	8,284	38,757	61,134	82,958

Net operating loss before other items	(11,645,784)	(1,938,130)	(905,442)	(4,593,868)	(2,395,017)

Other items
Foreign exchange gain	5,201	1,713	8,456	6,855	301
Gain on sale of oil and gas property	307,115	-	-	-	307,115
Interest income	12,791	-	254	-	2,244
Recovery of project management fees	60,000	-	-	-	-
Provision for potential legal claims (Notes 7, 8, 16 and 17)	(65,000)	135,000	-	135,000	-
	320,107	136,713	8,710	141,855	309,660
Net operating loss and comprehensive loss for the period	(11,325,677)	(1,801,407)	(896,732)	(4,452,013)	(2,085,357)

Basic and diluted loss per common share		0.030	0.018	0.074	0.042

Weighted average number of common shares used in per share calculations		59,361,763	50,343,244	59,918,075	49,758,162

The accompanying notes are an integral  part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 June 2009	For the three month period ended 30 June 2009	For the three month period ended 30 June 2008	For the six month period ended 30 June 2009	For the six month period ended 30 June 2008
	$	$	$	$	$
Cash flows used in operating activities
Loss for the period	(11,325,677)	(1,801,407)	(896,732)	(4,452,013)	(2,085,357)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Note 7)	126,525	-	-	-	-
Amortization (Notes 5 and 6)	243,118	21,115	9,376	42,237	13,019
Contributions to capital by related party – expenses (Notes 10 and 14)	15,000	-	-	-	-
Common shares issued for services (Note 11)	24,199	-	49,452	-	49,452
Value of common shares issued for mineral properties	-	-	-	-	560,000
Warrant issued for services	25,252	-	-	-	-
Gain on sale of oil and gas property	(307,115)	-	-	-	(307,115)
Stock-based compensation (Note 12)	4,930,136	774,274	-	2,271,494	-
Changes in operating assets and liabilities
(Increase) decrease in deposit and prepaid expenses	(5,814)	8,971	-	265,436	53,708
Increase (decrease) in amounts receivable	(30,000)	-	-	30,000	-
Increase (decrease) in accounts payable and accrued liabilities	708,454	(386,572)	361,979	160,563	531,623
Increase (decrease) in due to related parties	156,918	38,618	(221,279)	176,814	640,291

	(5,439,004)	(1,345,001)	(697,204)	(1,505,469)	(544,379)

Cash flows used in investing activities
Acquisition of mineral property interests (Note 7)	(975,260)	-	-	(25,000)	-
Purchase of equipment (Note 5)	(210,288)	-	(76,442)	(85,258)	(80,909)
Website development costs (Note 6)	(64,693)	-	-	-	(39,693)
Purchase of oil and gas property	(642,006)	-	-	-	-

	(1,892,247)	-	(76,442)	(110,258)	(120,602)
Cash flows from financing activities
Common shares issued for cash (Note 11)	1,491,068	145,809	706,447	145,809	706,447
Increase in due to related parties	32,275	364	-	32,275	-
Issuance of warrants (Note 11)	3,753,761	14,191	-	14,191	-
Convertible debentures	665,000	-	-	-	-
Share subscriptions received in advance (Note 11)	1,506,977	1,266,977	-	1,506,977	-

	7,449,081	1,427,341	706,447	1,666,977	706,447

Increase (decrease) in cash and cash equivalents	117,830	82,340	(67,199)	51,250	41,466

Cash and cash equivalents, beginning of period	-	35,490	163,307	66,580	54,642

Cash and cash equivalents, end of period	117,830	117,830	96,108	117,830	96,108
Supplemental Disclosures with Respect of Cash Flows (Note 14)
The accompanying notes are an integral  part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

Number of shares issued		Share capital	Additional paid-in capital	Share subscription received in advance	Warrants	Deficit, accumulated during the exploration stage	Total stockholders’ equity
		$	$	$	$	$	$
Balance at 6 March 2000 (inception)
Common shares issued – cash	2,000,000	2,000	1,000	-	-	-	3,000
Net loss for the period	-	-	-	-	-	(2,291)	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	-	-	(2,291)	709
Common shares issued – cash	5,000,000	5,000	42,000	-	-	-	47,000
Net loss for the year	-	-	-	-	-	(10,571)	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000	-	-	(12,862)	37,138
Net loss for the year	-	-	-	-	-	(12,097)	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	-	-	(24,959)	25,041
Net loss for the year	-	-	-	-	-	(11,019)	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	-	-	(35,978)	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-	-	-
Net loss for the year	-	-	-	-	-	(6,451)	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	-	-	(42,429)	7,571
2 for 1 forward split	21,000,000	21,000	(21,000)	-	-	-	-
Net loss for the year	-	-	-	-	-	(18,338)	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	-	-	(60,767)	(10,767)
Common shares issued – cash	4,000,000	4,000	76,000	-	-	-	80,000
Contributions to capital by related party – expenses (Notes 10 and 14)	-	-	14,400	-	-	-	14,400
Net loss for the year	-	-	-	-	-	(289,343)	(289,343)
Balance at 31 December 2006	46,000,000	46,000	98,400	-	-	(350,110)	(205,710)
Contributions to capital by related party – expenses (Notes 10 and 14)	-	-	600	-	-	-	600
Common shares issued – debt (Notes 11 and 14)	1,145,300	1,145	21,761	-	-	-	22,906
Common shares issued – cash (Note 11)	1,437,000	1,437	501,513	-	-	-	502,950
Stock-based compensation (Note 12)	-	-	625,035	-	-	-	625,035
Net loss for the year	-	-	-	-	-	(1,218,721)	(1,218,721)

Balance at 31 December 2007	48,582,300	48,582	1,247,309	-	-	(1,568,831)	(272,940)
Common shares issued – mineral properties (Notes 7, 11 and 14)	3,800,000	3,800	4,166,200	-	-	-	4,170,000
Common shares issued – cash (Note 11)	6,016,511	6,016	4,706,272	-	-	-	4,712,288
Common shares issued – services (Notes 11 and 14)	70,645	71	49,380	-	-	-	49,451
Value assigned to warrants (Note 11)	-	-	(3,739,570)	-	3,739,570	-	-
Share issuance costs	-	-	(517,702)	-	237,293	-	(280,409)
Stock-based compensation (Note 12)	-	-	2,033,607	-	-	-	2,033,607
Net loss for the year	-	-	-	-	-	(5,304,833)	(5,304,833)

Balance at 31 December 2008	58,469,456	58,469	7,945,496	-	3,976,863	(6,873,664)	5,107,164
Common shares issued - mineral
properties (Notes 7, 11 and 14)	4,300,000	4,300	2,974,7000	-	-	-	2,979,000
Common shares issued - cash (Note 11)	200,000	200	145,609	-	-	-	145,809
Value assigned to warrants (Note 11)	-	-	-	-	14,191	-	14,191
Warrants expired (Note 11)	-	-	367,267	-	(367,267)	-	-
Agent comensation warrants
expired (Note 11)	-	-	25,254	-	(25,254)	-	-
Share subscription received in advance	-	-	-	1,506,977	-	-	1,506,977
Stock-based compensation (Note 12)	-	-	2,271,494	-	-	-	2,271,494
Net loss for the period	-	-	-	-	-	(4,452,013)	(4,452,013)

Balance at 30 June 2009	62,969,456	62,969	13,729,820	1,506,977	3,598,533	(11,325,677)	7,572,622

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

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

The Company’s consolidated financial statements as at 30 June 2009 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $4,452,013 for the six month period ended 30 June 2009 (30 June 2008 – $2,085,357) and has working capital deficit of $744,003 at 30 June 2009 (31 December 2008 – $162,440).

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

On 27 June 2006, the Company acquired a 100% interest in an oil and gas property lease located in St. Francis County, Arkansas (the “Tombaugh Lease”) for cash payment of $642,006.   In 2007, the Company shifted its focus from oil and gas sector to mineral exploration.

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

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB statement No. 162”.  SFAS  No. 168 replaces the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles as stated with FASB Accounting Standards Codification becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods beginning after 15 September 2009.  The Company does not expect this adoption will have a material impact on the Company’s interim consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities.  It requires timely and useful disclosure of information related to the Company’s involvement with variable interest entities.  This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, related to the changes to the special-purpose entity proposal in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and the treatment of specific provisions of Interpretation 46(R).  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 167 will have no impact will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”).  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 166 will have no impact will have on its consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board.  Under the proposed roadmap, the Company would be required to prepare consolidated financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  The Company is currently assessing the potential impact of IFRS on its consolidated financial statements and will continue to follow the proposed roadmap for future developments.

2.        Changes in Accounting Policies

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after 15 June 2009. The adoption of this statement did not have a material impact on its interim consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.  FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption.  Upon adoption of FSP 14-1, the Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after 15 December 2008 and interim periods within those fiscal years.  The adoption of this statement did not have a material impact on its interim consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.”  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The adoption of this statement did not have a material impact on its interim consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after 15 December 2008.  The adoption of this statement did not have a material impact on its interim consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 141(R) did not  have a material impact on the Company’s consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”.  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.

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
30 June 2009

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 June 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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
30 June 2009

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

Equipment

Equipment is recorded at cost and depreciation is provided over its estimated economic life at 30%.

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company’s expenses for the period from the date of inception on 6 March 2000 to 30 June 2009.

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

4.         Amounts Receivable

Amounts receivable are non-interest bearing, unsecured and have settlement dates within one year.

5.         Equipment

			Net Book Value
	Cost	Accumulated amortization	30 June 2009	31 December 2008
	$	$	$	$

Equipment	210,288	54,436	155,852	102,049

During the six month period ended 30 June 2009, total additions to equipment were $85,258 (30 June 2008 - $80,909).

6.        Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	30 June 2009	31 December 2008
	$	$	$	$

Website development	64,693	28,180	36,513	47,295

During the six month period ended 30 June 2009, total additions to website development were $Nil (30 June 2008 - $39,693).

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

The Company entered into an amending agreement dated 12 May 2009 (the “Peruvian Amendment”) with Temasek.  Under the Peruvian Amendment, the Company may now exercise the second 25% option resulting in the acquisition of a 50% interest in the Mineral Rights by fulfilling the following conditions as set out in the Peruvian Amendment as soon as practicable thereafter:

a.       Exercise and complete the initial 25% option (completed);
b.       Pay an additional $1,250,000;
c.       Issue an additional 2,000,000 common shares (issued and valued at $0.65) (Notes 11 and 14); and
d.      The Company must also pay interest on any unpaid amount of the option payment of $1,250,000 at 5% per annum accruing from 12 May 2009 to the date that payment is made (Note 14).

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

During the six month period ended 30 June 2009, the Company incurred $796,852 in exploration costs for the Peruvian Agreement.

Atena Gold Project

On 12 December 2007, the Company entered into an assignment agreement (the “Atena Agreement”) to acquire the right to explore and option to purchase the 3,676 hectare Atena Gold Project located in the Salta Province of Argentina.   Pursuant to the Atena Agreement, the Company is required to issue 500,000 common shares (issued and valued at $0.70 per common share) and pay $60,000 (paid). The Company will acquire 100% of the option if it incurs a minimum of $3,740,000 in work commitment expenditures on the property and issue 7,000,000 common shares according to the following schedule (Notes 11, 14 and 15):

a.	$240,000 in expenditures (incurred) plus a further issuance of 1,000,000 common shares (issued and valued at $1.59 per common share) on or before 15 March 2008;
b.	a further $500,000 in expenditures plus a further issuance of 2,000,000 common shares on or before 15 March 2009 (issued and valued at $0.73);
c.	a further $1,000,000 in expenditures plus a further issuance of 4,000,000 common shares on or before 15 March 2010; and
d.	a further $2,000,000 in expenditures on or before 15 March 2011.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

The Company entered into an amending agreement dated 5 May 2009 (the “Atena Amendment”) with Proyectos Mineros S.A. (“PMSA”).  Under the Atena Amendment, the $500,000 in expenditures originally required to be made by the Company on the Atena Gold Project property by 15 March 2009 is waived upon the issuance of the 2,000,000 common shares (issued) of the Company as required under the Atena Agreement.

The option is subject to a 1% net smelter returns royalty.

During the six month period ended 30 June 2009, the Company incurred $79,980 in exporation costs for the Atena Agreement.

During the six month period ended 30 June 2009, the Company announced that is was suspending their exploration program on the Atena Gold Project for at least the remainder of 2009 and would allocated their resources exclusively to pursue the exploration and development of their property interests in Northeastern Peru, the Peruvian Agreement, as a result of the Company's decision to seek disposal of their interest in the Atena Gold Project.

Cerro Amarillo Property

On 8 January 2008, the Company entered into an assignment agreement (the “Cero Amarillo Agreement”) to explore and option the 14,221 hectare Cerro Amarillo Property located in the Province of Mendoza, Argentina with a company related to the Company by way of a director and shareholder in common.  Pursuant to the terms of the Cero Amarillo Agreement, the Company issued 300,000 common shares (issued and valued at $0.70 per common share) and pay $10,000 (paid).  The Company is to acquire a 100% of the option if it incurs a minimum of $450,000 in work commitment expenditures on the property and issues 2,100,000 common shares according to the following schedule (Notes 11, 14 and 15):

a.	$200,000 in expenditures (incurred $25,000) plus a further issuance of 300,000 common shares on or before 8 January 2009 (issued and valued at $0.73);
b.	a further $250,000 in expenditures plus a further issuance of 600,000 common shares on or before 8 January 2010;
c.	a further issuance of 600,000 common shares on or before 8 January 2011; and
d.	a further issuance of 600,000 common shares on or before 8 January 2012.

The Company entered into an amending agreement dated 5 May 2009 (the “Cerro Amarillo Amendment”) with PMSA.  Under the Cerro Amarillo Amendment, the $200,000 in expenditures originally required to be made by the Company on the Cerro Amarillo property by 8 January 2009 is waived upon the issuance of the 300,000 common shares (issued) of the Company as required under the Cerro Amarillo Agreement.

To exercise the option the company is required to issue a further 3,000,000 common shares.  The option is subject to a 1% net smelter returns royalty.

During the six month period ended 30 June 2009, the Company incurred $Nil in exploration costs for the Cerro Amarillo Agreement.

During the six month period ended 30 June 2009, the Company announced that is was suspending their exploration program on the Cerro Amarillo Property for at least the remainder of 2009 and would allocated their resources exclusively to pursue the exploration and development of their property interests in northeastern Peru, the Peruvian Agreement, as a result of the Company's decision to seek disposal of their interest in the Cerro Amarillo Property.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

Amira, Amira Norte and Esparta II

On 17 March 2008, the Company entered into an assignment agreement with PMSA (the “Amira Agreement”), a company related to the Company by way of a director and shareholder in common. Under the Agreement,  PMSA assigned to the Company PMSA’s right to explore and option to purchase a 90% interest in three mining properties referred to as “Amira”, “Amira Norte” and “Esparta II” (collectively, the "Properties"), which are located in the Province of Salta, Argentina. In order for the Company to keep its interest in good standing and to exercise the option to acquire a 90% interest in the Properties, the Company must make the following payments to the Titleholder, as set forth in the Amira Agreement (Note 15):

a.         US$75,000 by 19 January 2009;
b.         a further US$150,000 by 19 January 2010;
c.         a further US$200,000 by 19 January 2011; and
d.         a further US$1,000,000 by 19 January 2012, by means of which final payment the Option to acquire a
            90% interest in the Properties will have been automatically exercised.

The Company entered into an amending  assignment agreement dated 5 May 2009 (the “Amira Amendment”)  with Silvia Rodriguez, owner of the Properties, whereby the payment originally due on 19 January 2009 under the Amira Agreement is due as follows:

a.         US$25,000 on or by the end on 30 June 2009 (not paid); and
b.         US$50,000 on or before by the end of 30 September 2009.

During the six month period ended 30 June 2009, the Company incurred $216 in exploration costs for the Amira Agreement.

During the six month period ended 30 June 2009, the Company announced that is was suspending their exploration program on the Properties for at least the remainder of 2009 and would allocated their resources exclusively to pursue the exploration and development of their property interests in Northeastern Peru, the Peruvian Agreement, as a result of the Company's decision to seek disposal of their interest in the Properties.

8.            Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities at 30 June 2009 is $45,000 (31 December 2008 - $200,000) related to settlement of potential legal claims on incidents arising from the mineral property interests  and $20,000 for the legal fees relating to it (Notes  7, 16 and 17).

9.             Due to Related Parties

As at 30 June 2009, the amount due to related parties consists of $189,193 (31 December 2008 - $12,379) payable to the directors of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

10.      Related Party Transactions

During the six month period ended 30 June 2009, the Company paid or accrued management and consulting fees of $154,958 (30 June 2008 - $173,312) to directors and officers of the Company or companies controlled by directors and officers.

During the six month period ended 30 June 2009, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (30 June 2008 - $Nil, cumulative - $12,000) and $Nil (30 June 2008 - $Nil, cumulative - $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 14).

11.       Capital Stock

Authorized

The total authorized capital consists of:

•	300,000,000 of common shares with par value of $0.001
•	50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

As at 30 June 2009, the total issued and outstanding capital stock is 62,969,456 common shares with a par value of $0.001 per common share.

29 June 2009, the Company issued 2,000,000 common shares valued at $0.65 per common share pursuant to the Peruvian Gold Sands assignment agreement (Notes 7 and 14).

On 2 June 2009, the Company issued 2,000,000 common shares valued at $0.73 per common share pursuant to the Atena Agreement (Notes 7 and 14).

On 2 June 2009, the Company issued 300,000 common shares valued at $0.73 per common share pursuant to the Cerro Amarillo Agreement (Notes 7 and 14).

On 17 April 2009, the Company issued 200,000 Units at a price of $0.80 per Unit for proceeds of $160,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.70 up to 17 April 2009, commencing 17 October 2009.

On 7 April 2009, a total of 1,009,211 previously outstanding share purchase warrants expired.

On 7 April 2009, a total of 70,645 previously outstanding agent compensation warrants expired.

During the year ended 31 December 2008, the company issued 2,000,000 common shares valued at $1.01 per common share in pursuant to the Peruvian Gold Sands assignment agreement (Notes 7 and 14).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

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

During the year ended 31 December 2008, the Company issued 1,000,000 common shares valued at $1.59 per common share pursuant to the Atena Gold Project assignment agreement (Notes 7 and 14)

During the year ended 31 December 2008, the Company issued an additional 70,645 Units at a price of $0.70 per Unit for services rendered by a private placement agent. Each Unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2009, commencing 7 October 2008 (Note 14).

During the year ended 31 December 2008, the Company issued 1,009,211 Units at a price of $0.70 per Unit.  Each Unit consists of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2009, commencing 7 October 2008.

During the year ended 31 December 2008, the Company issued 300,000 common shares valued at $0.70 per common share pursuant to the Cerro Amarillo assignment agreement (Notes 7 and 14).

During the year ended 31 December 2008, the Company issued 500,000 common shares valued at $0.70 per common share pursuant to the Atena Gold Project assignment agreement (Notes 7 and 14).

During the year ended 31 December 2007, the Company issued 1,145,300 common shares for convertible debentures of $22,906 (Note 14).

During the year ended 31 December 2007, the Company issued 1,437,000 common shares for cash proceeds of $502,950.

Share Subscriptions Received in Advance

Share subscriptions received in advance consists of $1,506,977 cash received by the Company for 4,305,648 common shares valued at $0.35 that were not yet issued at 30 June 2009.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

Share Purchase Warrants

The following share purchase warrants were outstanding at 30 June 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
			$

Warrants	1.40	5,007,300	0.13
Agent compensation warrants	1.40	350,511	0.13
Warrants	0.70	200,000	1.8

		5,557,811

The following is a summary of warrant activities during the six month periods ended 30 June 2009 and 2008:

	Number of warrants	Weighted average exercise price
		$

Outstanding at 1 January 2009	6,437,667	1.40

Granted	200,000	0.70
Exercised	-	-
Cancelled	(1,079,856)	1.40

Outstanding at 30 June 2009	5,557,811	1.40

Weighted average fair value of warrants granted during the period		0.07

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

	Number of warrants	Weighted average exercise price
$

Outstanding at 1 January 2008	-	-

Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding at 30 June 2008	-	-

Weighted average fair value of warrants granted during the period		-

The weighted average grant date fair value of warrants issued during the six month period ended 30 June 2009, amounted to $0.07 per warrant (31 December 2008 - $0.62). The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following weighted average assumptions:

	2009	2008

Risk free interest rate	0.57%	2.02%
Expected life	1 years	1 year
Annualized volatility	91.00%	120.80%
Expected dividends	-	-

Stock Options

The following incentive stock options were outstanding at 30 June 2009:

	Exercise price	Number of options	Remaining contractual life (years)
	$

Options	1.05	1,425,000	9.36
Options	1.00	3,210,000	8.60
Options	0.70	5,440,000	9.89

		10,075,000

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

The following is a summary of stock-based compensation activities during the six month periods ended 30 June 2009 and 2008:

	Number of shares	Weighted average exercise price
		$

Outstanding at 1 January 2009	4,835,000	1.02

Granted	5,440,000	0.70
Exercised	-
Cancelled	(200,000)	1.03

Outstanding at 30 June 2009	10,075,000	0.84

Weighted average fair value of options granted during the period		0.63

	Number of shares	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2008	3,200,000	0.30

Granted	6,380,000	1.00
Exercised	-
Cancelled	(3,200,000)	0.30

Outstanding and exercisable at 30 June 2008	6,380,000	1.00

Weighted average fair value of options granted during the period		1.00

12.          Stock-Based Compensation

During the six month period ended 30 June 2009, the Company granted 5,440,000 stock options (30 June 2008 – 6,380,000) entitling the holders to purchase common shares of the Company for proceeds of $0.70 per common share expiring 20 May 2019. A total of 200,000 of the outstanding stock options were cancelled during the six month period ended 30 June 2009 (30 June 2008 – 3,200,000) (Note 11).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

The total estimated fair value of the 2,380,000 stock options which vested during the six month period ended 30 June 2009 was $2,271,494 ($0.95 per option).  During the six month period ended 30 June 2009, stock-based compensation of $2,271,494 (30 June 2008 - $Nil, cumulative - $4,930,136) has been recorded in the consolidated statement of operations with a corresponding amount recorded as contributed surplus in stockholders’ equity.

The fair value of each option was estimated on the date of grant using Black-Scholes option pricing model. The assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy the Company’s stock with contractual terms closest to the expected life of options granted to employees, directors or consultants applying the guidance provided by SAB 107.

The following assumptions were used for the Black-Scholes valuation of stock options granted:

	2009	2008

Risk free interest rate	3.19%	3.65%
Expected life	10 years	10 years
Annualized volatility	120%	149%
Expected dividends	-	-

13.       Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2009.  There are no current or deferred tax expenses for the six month period ended 30 June 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for consolidated financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

The provision for refundable federal income tax consists of the following:

	For the six month period ended 30 June 2009	For the six month period ended 30 June 2008
	$	$
Deferred tax asset attributable to:
Current operations	1,515,810	709,021
Amortization	(14,473)	(4,426)
Stock-based compensation	(772,308)	-
Provision for potential legal claims	45,900	-
Less: Change in valuation allowance	(774,929)	(704,595)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 June 2009 and 31 December 2008 is as follows:

	As at 30 June 2009	As at 31 December 2008 (Audited)
	$	$

Net income tax operating loss carryforward	(6,072,267)	(3,799,141)

Statutory federal income tax rate	34.15%	34.15%
Effective income tax rate	0.00%	0.00%

Deferred tax assets
Tax loss carryforward	2,073,679	1,296,269
Less: Valuation allowance	(2,073,679)	(1,296,269)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2009, the Company has an unused net operating loss carryforward balance of approximately $6,072,267 that is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires between the years 2009 to 2029.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

14.       Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 30 June 2009	For the three month period ended 30 June 2009	For the three month period ended 30 June 2008	For the six month period ended 30 June 2009	For the six month period ended 30 June 2008
	$	$	$	$	$

Supplemental cash flows information
Interest expense	3,042	3,042	-	3,042	-
Foreign exchange (gain) loss	-	-	-	-	-

During the six month period ended 30 June 2009, the Company accrued interest of $3,042 (30 June 2008 2007 - $Nil, cumulative – $3,042) on a mineral property (Note 7).

During the six month period ended 30 June 2009, the Company issued 2,000,000 common shares valued at $0.65 per common share pursuant to the Peruvian Gold Sands assignment agreement (Notes 7 and 11).

During the six month period ended 30 June 2009, the Company issued 2,000,000 common shares valued at $0.73 per common share pursuant to the Atena Agreement (Notes 7 and 11).

During the six month period ended 30 June 2009, the Company issued 300,000 common shares valued at $0.73 per common share pursuant to the Cerro Amarillo Agreement (Notes 7 and 11).

During the six month period ended 30 June 2009, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (30 June 2008 - $Nil, cumulative - $12,000) and $Nil (30 June 2008 - $Nil, cumulative - $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 10).

During the year ended 31 December 2008, the Company issued 500,000 common shares valued at $0.70 per common share in pursuant to the Atena Gold Project assignment agreement (Notes 7 and 11).

During the year ended 31 December 2008, the Company issued 2,000,000 common shares valued at $1.01 per common share in pursuant to the Peruvian Gold Sands assignment agreement (Notes 7 and 11).

During the year ended 31 December 2008, the Company issued 300,000 common shares valued at $0.70 per common share pursuant to the Cerro Amarillo assignment agreement (Notes 7 and 11).

During the year ended 31 December 2008, the Company issued 70,645 common shares valued at $49,252 and 70,645 warrants valued at $25,252 for agent services rendered (Note 11).

During the year ended 31 December 2008, the Company issued 1,000,000 common shares valued at $1.59 per common share pursuant to the Atena Gold Project assignment agreement (Notes 7 and 11).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

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

During the period ended 31 December 2008 the Company accrued interest of $Nil (31 December 2007 - $74,770, cumulative – $126,525) on convertible debentures.

15.       Commitments

The Company is subject to certain outstanding and future commitments related to its mineral property interest (Note 7).

16.       Subsequent Events

Subsequent to the six month period ended 30 June 2009 to the date the financial statements were available to be issued on 4 August 2009, the following events occurred:

a.
On 20 July 2009, the Company announced that the management and the Board of Directors of the Company have adopted, approved, confirmed and ratified the merger (the “Merger”) of the Company with and into its proposed wholly owned subsidiary, Constitution Mining Corp., a Delaware Corporation (“CMC-Delaware”) which shall be created for the sole purpose of reincorporating the Company from the State of Nevada to the State of Delaware.  The Merger will be submitted to a vote by the Company's shareholders at a special meeting of the Company's shareholders for the sole purpose of the approval of the plan of the Merger and its transactions contemplated thereby.

b.
On 13 July 2009 the Company entered into a lawsuit settlement agreement that requires the Company to pay a total of $65,000, $45,000 for the settlement and $20,000 for legal expenses (Notes 7, 8 and 17).

c.
On 9 July 2009, the Company announced a non-brokered private placement for 4,129,639 Units at a price of $0.35 per Unit for total proceeds of $1,445,374. As a result, the Company issued a total of 4,129,639 Units where each Unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 9 July 2011, commencing 9 January 2010 (Note 11).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

17.          Contingency

In January 2008, a contractor of the Company was critically injured in an automobile accident while working for the Company in the area referred to as the Atena Project located in northwestern Argentina.  The contractor’s family has filed a claim in the Argentina court system seeking monetary damages from the driver of the automobile, who is considered an employee under Argentina labor law.  Although the Company has not been named as a party in this action, the Company anticipates that the Company may be named as a defendant in this action.  Subsequent to period end, the Company has settled the legal claims for a total amount of $65,000, $45,000 for the settlement and $20,000 for legal expenses, in the consolidated financial statements (Notes 7, 8, and 16).

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) risk that we fail to meet the requirements of the agreement under which we acquired our options, including any payments or any exploration obligations that we have regarding these properties, which could result in the loss of our right to exercise the options to acquire the mineral and mining rights underlying these properties as well as the ability to recover any consideration paid to date; (ii) risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Peru; (iii) risk that we will be unable to dispose of our interests in the properties located in the Salta and Mendoza provinces of Argentina and be unable to recover any consideration paid concerning these property interests; (iv) our short operating history; (v) our ability to manage business expansion; (vi) risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits; (vii) results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations; (viii) mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production; (ix) the potential for delays in exploration or development activities or the completion of feasibility studies; (x) risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses; (xi) risks related to commodity price fluctuations; (xii) the uncertainty of profitability based upon our history of losses; (xiii) risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects; (xiv) risks related to environmental regulation and liability; (xv) risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs; (xvi) risks related to tax assessments; (xvii) political and regulatory risks associated with mining development and exploration; (xviii) other risks and uncertainties related to our prospects, properties and business strategy; (xix) potential that stockholders may lose all or part of their investment if we are unable to compete in our industry; (xx)  our dependence on key personnel; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxii) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price which is likely to be highly volatile because of several factors, including a relatively  limited public float; and (xxviii) indemnification of our officers and directors.

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

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.  There is no assurance that a commercially viable mineral deposit exists on any of the properties underlying our mineral property interests, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reserves of any type of mineral.  To date, we have not discovered an economically viable mineral deposit on any of the properties underlying our mineral property interests, and there is no assurance that we will discover one.  If we cannot acquire or locate mineral deposits, or if it is not economical to recover any mineral deposits that we do find, our business and operations will be materially and adversely affected.

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

In light of the current economic environment, our management in this second quarter of fiscal 2009 determined that it was necessary to reassess the Company’s current direction and proposed plans for exploration.   In connection with this review, we announced that we were suspending our exploration program on the properties located in the Salta and Mendoza provinces of Argentina for at least the remainder of 2009 and would allocate our resources exclusively to pursue the exploration and development of our property interests in northeastern Peru.

We continued to monitor the current economic environment globally and within Argentina and have noted an increasing trend toward instability within Argentina.  Rising and excessive inflation rates in Argentina have significantly increased the costs of the proposed operations in Argentina beyond our initial expectations.  We believe, after further evaluation, that Argentinean governmental bodies are pursing policies and regulations which would adversely impact our planned operations in Argentina.  We currently have a working capital deficiency and believe that it is presently not the best allocation of our resources to conduct exploration activities in two different countries.  For the foregoing reasons, we have determined it to be in our best interest to seek to dispose of our interests in the properties located in the Salta and Mendoza provinces of Argentina as soon as practicable so as to prevent any default on any of these underlying option agreements.

We are reviewing our available alternatives to dispose of our interests in the Argentinean properties for value.  We will continue to canvass a number of qualified parties with respect to a possible transaction and one party has requested information regarding the Atena Property.  At the present time, there is no certainty that we will successfully be able to complete a disposition for value of any or all of our interests in the properties located in the Salta and Mendoza provinces of Argentina.  In the event that we cannot complete a disposition of our interests in these Argentinean properties and we default on any of these underlying option agreements, our rights to acquire the underlying mineral and mining rights will revert back to Proyectos Mineros S.A. (“PMSA”) (formerly Recursos Maricunga S.A.), the assignor, and we may not be entitled to recover of any consideration we have paid to date, an aggregate of 4,100,000 shares of our common stock and $70,000.

The assignor for the properties located in the Salta and Mendoza provinces of Argentina is PMSA.  Dr. Willem Fuchter, our Chief Executive Officer and board member, is also the president and director of PMSA and holds a 50% ownership interest in the voting securities of PMSA.  As a result of this conflict of interest, Dr. Fuchter abstained from the board of director’s vote approving the decision to seek to dispose of our interests in the Argentinean properties.

Peru Property

Our properties located in Peru are in the exploration state.  These properties are without known reserves and the proposed plan of exploration detailed below is exploratory in nature.  These properties are described below.

On September 29, 2008 (the “Effective Date”), we entered into a Mineral Right Option Agreement (the “Option Agreement”) with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama in relation to the Peru property.  Pursuant to the Option Agreement, we acquired four separate options from Temasek, each providing for the acquisition of a twenty-five percent interest in certain mineral rights in Peru described in Annex 1 of the Option Agreement (the “Mineral Rights”), pursuant to which we could potentially acquire one hundred percent of the Mineral Rights.  The Mineral Rights are owned by Compañía Minera Marañón S.A.C. (“Minera Marañón”).  Bacon Hill Invest Inc. (“Bacon Hill”), a corporation incorporated under the laws of Panama and a wholly-owned subsidiary of Temasek, owns 999 shares of the 1,000 shares of Minera Marañón that are issued and outstanding.  Temasek owns the single remaining share of Minera Marañón.  The acquisition of each twenty-five percent interest in the Mineral Rights will occur through the transfer to us of twenty-five percent of the outstanding shares of Bacon Hill.

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

Since the execution of the Option Agreement, we have paid a total of $750,000 and have issued 2,000,000 shares of our common stock to Temasek in accordance with the terms of the Option Agreement, enabling us to exercise the initial twenty-five percent option and acquire a twenty-five percent interest in the Mineral Rights.

The Option Agreement provided that we may exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, after fulfilling the following conditions within six months of the Effective Date:

•    Payment of an additional $1,250,000 to Temasek, and

•    Issuance of 2,000,000 additional shares of our common stock to Temasek.

On May 12, 2009, we entered into an agreement with Temasek to amend the Temasek Option Agreement (the “Amended Option Agreement”) in order to revise the conditions required by us to exercise the second twenty-five percent option.  Under the terms of the Amended Option Agreement, we may exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, after fulfilling the following conditions:

•    Issuance of 2,000,000 additional shares of our common stock to Temasek within six months from the Effective Date or as soon as practicable thereafter (which shares were issued in June 2009), and

•    Payment within 12 months from the Effective Date of an additional $1,250,000 to Temasek plus interest at a rate of 5%
      per annum accruing from the date of the Amended Option Agreement to the date such payment is made.

On June 29, 2009, we issued 2,000,000 shares of common stock to Temasek and its designees as partial consideration for the exercise of the second twenty-five percent option to acquire an aggregate fifty percent interest in the Mineral Rights.  We will be able to exercise the second twenty-five percent option, resulting in the acquisition of an aggregate fifty percent interest in the Mineral Rights, if on or before September 29, 2009, we pay $1,250,000 to Temasek, plus interest at a rate of 5% per annum accruing from May 12, 2009, the date of the Amended Option Agreement, to the date that payment is made.  We will require additional financing in order to be able to exercise the second twenty-five percent option.  There can be no assurance that we will be successful in securing the necessary funding to exercise the second twenty-five percent option.  Provided we are successful in securing additional financing, we intend to exercise the second twenty-five percent option.  In the event that we are unable to secure additional financing in order to be able to exercise the second twenty-five percent option in the time frame set forth above, our ownership interest in the Mineral Rights may be limited to our twenty-five percent interest.

We may exercise the third twenty-five percent option, resulting in our acquisition of a seventy-five percent interest in the Mineral Rights, after fulfilling the following conditions within twelve months of the Effective Date (September 29, 2009):

•    Payment of an additional $3,000,000 to Temasek, and

•    Issuance of 2,000,000 additional shares of our common stock to Temasek.

We will require additional financing in order to be able to exercise the third twenty-five percent option.  There can be no assurance that we will be successful in securing the necessary funding to exercise the third twenty-five percent option.  Provided we are successful in securing additional financing, we intend to exercise the third twenty-five percent option.  In the event that we have exercised the second twenty-five percent option, but are unable to secure sufficient financing in order to be able to exercise the third twenty-five percent option in the time frame set forth above, our ownership interest in the Mineral Rights may be limited to a fifty percent interest.

We may exercise the fourth twenty-five percent option, resulting in our acquisition of a one hundred percent interest in the Mineral Rights, after fulfilling the following conditions within eighteen months of the Effective Date (March 29, 2010):

•	Payment of an additional $5,000,000 to Temasek, and

•	Issuance of 4,000,000 additional shares of our common stock to Temasek.

We will require additional financing in order to be able to exercise the fourth twenty-five percent option.  There can be no assurance that we will be successful in securing the necessary funding to exercise the fourth twenty-five percent option.  Provided we are successful in securing additional financing, we intend to exercise the fourth twenty-five percent option.  In the event that we have exercised the third twenty-five percent option, but are unable to secure sufficient financing in order to be able to exercise the fourth twenty-five percent option in the time frame set forth above, our ownership interest in the Mineral Rights may be limited to a seventy-five percent interest.

Upon our fulfillment of the conditions set forth above resulting in our acquisition of a one hundred percent interest in the Mineral Rights, Temasek will hold its single share of Minera Marañón in trust for our sole benefit and hold the share strictly in accordance with our instructions.

In the event that we acquired a one hundred percent interest in the Mineral Rights, Temasek is entitled to an annual 2.5% net returns royalty related to the Mineral Rights.  However, if we pay Temasek $2,000,000 within ninety days of our acquisition of a one hundred percent interest in the Mineral Rights, Temasek will only be entitled to an annual 1.0% net returns royalty related to the Mineral Rights.

If we exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, but we fail to acquire a one hundred percent interest in the Mineral Rights, the Option Agreement provides that we and Temasek will form a joint venture for the purpose of placing the Peru Property into commercial production.  In the event that this condition is satisfied and we enter into a joint venture agreement with Temasek, our responsibilities under the joint venture would include developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If we enter into a joint venture with Temasek, but do not develop a feasible mining project within three years of the Effective Date (September 29, 2011), we will be required to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek’s net return royalty on the Mineral Rights.

Proposed Exploration Program

Shortly after our acquisition of the Peru property in September 2008, we commenced the initial stages of our exploration and development program and have carried out the following activities:

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

An exploration base was set up in the town of Saramiriza.  Provided we are successful in securing additional financing, a seismic survey is anticipated to be conducted along selected lines across the Marañón gravels in order to define the limit of the gold bearing sands and gravels and be completed by December 2009.  The selection of seismic lines will be made on the basis of interpretation of aerial photos and satellite images, as well as from reconnaissance-scale mapping of sedimentary features.  Scout drilling utilizing churn drills will be undertaken on favorable areas, and anomalous zones will be followed up with reverse circulation drilling in order to fully develop resources and reserves.

We recently purchased churn drilling equipment in the United States and had it shipped to Peru.  The equipment cost approximately $85,000 and we acquired such funds through the issuance of securities in private equity offerings.  The drill is now in place on the project and our plans are to commence drilling in August 2009 and continue drilling for a period of 18 months.  If we are unable to secure additional financing in the near future, we will be unable to sustain any drilling activity and be forced to cease our exploration and development program.  Our plans currently anticipate that 200 holes will be drilled to a depth of 50m at 100m centers in the area of known mineralization, with a view to developing a reserve which will sustain trial or pilot mining by a bucket wheel dredge connected to a floating processing plant by December 2010.  At the same time, we anticipate that an additional 300 holes will be drilled to a depth of 50m at one-kilometer spacing along fences of holes spaced 5 kilometers apart across the 20km-wide alluvial field in order to extend the mineralization and the resource potential.  The objective of this drilling is to define additional resources in order to sustain a fleet of high capacity dredges and floating plants in the future.  Bulk samples collected by excavating small pits and shafts will be required for metallurgical testing as well as to confirm drill results.  At the same time, mine development planning, process design, and other engineering studies will be conducted with a view to completing a feasibility study within a twenty-four month period.  Permitting is anticipated to be initiated as early in the exploration and development cycle as possible, so that trial or pilot dredging can be started as soon as feasibility has been established.

Our current cash on hand is insufficient to complete any of the activities set forth in our planned exploration program.  If we are unable to secure additional financing in the near future, we will be forced to cease our exploration and development program.  Provided we are able to secure additional financing through ongoing private equity offerings, we anticipate that we will incur the following costs for the next twelve months:

Activity	USD 000s
MINERAL PROPERTY COSTS:

Surface Rights Access	150
EXPLORATION
Mapping	230
Geophysics - Seismic	400
DRILLING
Reconnaissance	1,500
Resource Definition	2,000
GEOTECHNICAL	200
Pits & Shafts
TECHNICAL SERVICES
Consultants	580
Personnel	430
CAMP AND FIELD EXPENSES
Camp	630
Field	250
TRANSPORT AND LOGISTICS
Air Transport	480
Water Transport	120
Ground Transport	150
EQUIPMENT & PERMITTING	210
COMMUNITY OUTREACH	300
ADMINISTRATION	150
TOTAL	7,780

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

Pursuant to the terms of the assignment agreement, we issued to either PMSA or its designees 3,500,000 shares of our common stock and paid PMSA $60,000.  In order to acquire 100% of this Atena Option, we must incur a minimum of an additional $3,500,000 in work commitment expenditures on the Atena Property (the “Atena Expenditures”) and issue 4,000,000 shares of our common stock to PMSA in accordance with the following schedule:

•	$1,500,000 in Atena Expenditures, plus a further issuance of 4,000,000 shares of our common stock on or before March 15, 2010; and

•	a final $2,000,000 payment in Atena Expenditures on or before March 15, 2011.

               In the event that we completed the acquisition and payment of the consideration set forth above, we would be required to grant PMSA a 1% net smelter returns royalty.  The Atena Option grants us the exclusive possession of the properties for mineral exploration, together with the right to purchase the minerals rights to these properties upon exercise of the Atena Option.

We do not expect to incur any additional expenditures related to the Atena Property as a result of our decision to seek to dispose of our interests in the properties located in the Salta and Mendoza provinces of Argentina as was described above.  In the event that we cannot complete a disposition of our interests in the Atena Property and we default on the underlying option agreement, our rights to acquire the underlying mineral and mining rights will revert back to the assignor and we may not be entitled to recover of any consideration we have paid to date, an aggregate of 3,500,000 shares of our common stock and $60,000.  The assignor for the Atena Property is PMSA.  Dr. Willem Fuchter, our Chief Executive Officer and board member, is also the president and director of PMSA and holds a 50% ownership interest in the voting securities of PMSA.  As a result of this conflict of interest, Dr. Fuchter abstained from the board of director’s vote approving the decision to seek to dispose of our interests in the Atena Property.

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

As of January 19, 2009, we had not paid Ms. Rodriguez the $75,000 payment required in order to be able to exercise the Amira-Esparta Option.    Ms. Rodriguez agreed to modify the payment terms for this payment.  As a result of this modification to the payment terms, Ms. Rodriguez was due to be paid $25,000 on or before June 30, 2009 and $50,000 on or before September 30, 2009 in order to satisfy this obligation.  We did not make our scheduled $25,000 payment which was required to be paid to Ms. Rodriguez prior to June 30, 2009 and are currently in default on the Amira-Esparta Option.  At the present time, we have not received any notice of default from Ms. Rodriguez.  In the event that we were to receive a notice of default from Ms. Rodriguez, we would have 30 calendar days to cure the default.  In the event that we failed to cure the default within 30 calendar days of being provided with such notice, we could lose our entire interest in the Amira-Esparta Option.

We do not expect to incur any additional expenditures related to the Amira-Esparta Properties as a result of our decision to seek to dispose of our interests in the properties located in the Salta and Mendoza provinces of Argentina as was described above.  In the event that we cannot complete a disposition of our interests in the Amira-Esparta Properties and we are unable to cure our default of the underlying option agreement, our rights to acquire the underlying mineral and mining rights will revert back to the assignor.  The assignor for the Amira-Esparta Properties is PMSA.  Dr. Willem Fuchter, our Chief Executive Officer and board member, is also the president and director of PMSA and holds a 50% ownership interest in the voting securities of PMSA.  As a result of this conflict of interest, Dr. Fuchter abstained from the board of director’s vote approving the decision to seek to dispose of our interests in the Amira-Esparta Properties.

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

Pursuant to the terms of the assignment agreement, we issued to either PMSA or its designees 600,000 shares of our common stock and paid PMSA $10,000 in July 2008.  In order to acquire 100% of this Cerro Amarillo Option, we must incur a minimum of an additional $450,000 in work commitment expenditures on the Cerro Amarillo Property (the “Cerro Amarillo Expenditures”) and issue 1,800,000 shares of our common stock to PMSA in accordance with the following schedule:

•	$450,000 in Cerro Amarillo Expenditures, plus a further issuance of 600,000 shares of our common stock on or before January 8, 2010;

•	an additional issuance of 600,000 shares of our common stock on or before January 8, 2011; and

•	a final issuance of 600,000 shares of our common stock on or before January 8, 2012.

In the event that we exercised the Cerro Amarillo Option and acquired 100% of the Cerro Amarillo Property, we would be required to issue an additional 3,000,000 shares of our common stock to PMSA.  The Cerro Amarillo Option is subject to a 1% net smelter returns royalty on the Cerro Amarillo Property in favor of the underlying titleholder.  The Cerro Amarillo Option contains certain work expenditure obligations, which are intended to be satisfied by the Cerro Amarillo Expenditures.

We do not expect to incur any additional expenditures related to the Cerro Amarillo Property as a result of our decision to seek to dispose of our interests in the properties located in the Salta and Mendoza provinces of Argentina as was described above.  In the event that we cannot complete a disposition of our interests in the Cerro Amarillo Property and we default on the underlying option agreement, our rights to acquire the underlying mineral and mining rights will revert back to the assignor and we may not be entitled to recover of any consideration we have paid to date, an aggregate of 600,000 shares of our common stock and $10,000.  The assignor for the Cerro Amarillo Property is PMSA.  Dr. Willem Fuchter, our Chief Executive Officer and board member, is also the president and director of PMSA and holds a 50% ownership interest in the voting securities of PMSA.  As a result of this conflict of interest, Dr. Fuchter abstained from the board of director’s vote approving the decision to seek to dispose of our interests in the Cerro Amarillo Property.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

                We have not generated any revenues from operations since our inception.

We incurred operating expenses in the amount of $1,938,130 for the three months ended June 30, 2009, as compared to operating expenses of $905,442 for the three months ended June 30, 2008.  We incurred operating expenses in the amount of $4,593,868 for the six months ended June 30, 2009, as compared to operating expenses of $2,395,017 for the six months ended June 30, 2008.  The substantial increase in our operating expenses for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, relates to stock-based compensation expenditures incurred during the three and six months ended June 30, 2009.  We reported stock-based compensation of $774,274 for the three months ended June 30, 2009 and $2,271,494 for the six months ended June 30, 2009, compared to nil stock-based compensation for the three or six months ended June 30, 2008.

We reported other income of $136,713 during the three months ended June 30, 2009, as compared to other income of $8,710 for the three months ended June 30, 2008.  The increase in other income for the three months ended June 30, 2009, as compared to the three months ended June 30, 2009, relates to us entering into a settlement agreement of potential legal claims in an amount which was $135,000 less than the provision amount for potential legal claims which we had previously recorded.

We reported other income of $141,855 during the six months ended June 30, 2009, as compared to other income of $309,660 for the six months ended June 30, 2008.  The substantial decrease in other income for the six months ended June 30, 2009, as compared to the six months ended June 30, 2009, is attributable to a one time event in 2008 where we assigned all of our right, title and interest in and to a leasehold interest in an oil and gas property located in St. Francis County, Arkansas to an assignee who agreed to assume all of our outstanding payment obligations as consideration for the assignment.  In connection with this assignment, we reported other income of $307,115 during the six months ended June 30, 2008.

As a result of the above, for the three months ended June 30, 2009, we reported a net loss of $1,801,407, as compared to a net loss of $896,732 for the three months ended June 30, 2008.  We reported a net loss of $4,452,013 for the six months ended June 30, 2009, as compared to a net loss of $2,085,357 for the six months ended June 30, 2008.  The increase in our net loss was primarily attributable to increased operating expenses incurred as a result of stock-based compensation expenditures incurred during the three and six months ended June 30, 2009, as compared to nil stock-based compensation expenditures incurred during the three or six months ended June 30, 2008.

As a result of the above, the basic and diluted loss per common share was $0.030 and $0.018 for the three months ended June 30, 2009 and 2008, respectively.  The basic and diluted loss per common share was $0.074 and $0.042 for the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

    At June 30, 2009, we had cash and cash equivalents of $117,830 (December 31, 2008 - $66,580) and a working capital deficit of $744, 003 (December 31, 2008 - $162,440).

During the three month period following the date of this report, we anticipate that we will not generate any revenue.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $7,780,000 over the next twelve months.  We anticipate spending approximately $200,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated general and administrative expenditures of $2,400,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, investor relations related expenditures, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months.  We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program.  In the absence of such financing, we will not be able to pursue our exploration program and maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests and cease operations.

Due to our ongoing need to obtain additional financing to fund our operations in the current economic environment, our management determined during this reporting period initially that it would be in our best interest to postpone indefinitely our exploration program on the properties located in the Salta and Mendoza provinces of Argentina for at least the remainder of 2009 and exclusively pursue the exploration and development of our property interests in northeastern Peru.  Following further review, we determined it to be in our best interest to seek to dispose of our interests in the properties located in the Salta and Mendoza provinces of Argentina as soon as practicable so as to prevent any default on any of these underlying option agreements.  If we are unable to raise additional capital in the near future, we will continue to experience liquidity problems and management expects that we will need to further curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Cash Used in Operating Activities

Operating activities for the six months ended June 30, 2009 and 2008 used cash of $1,505,469 and $544,379, respectively, which reflect our recurring operating losses.  Our net loss of $4,452,013 for six months ended June 30, 2009 was the primary reason for our negative operating cash flow, as compared to our net loss of $2,085,357 for the six months ended June 30, 2008.

Cash Used in Investing Activities

For the six months ended June 30, 2009, we used $110,258 in investing activities, as compared to $120,602 used in investing activities during the six months ended June 30, 2008.  For the six months ended June 30, 2009, we purchased $85,258 in equipment, and expended $25,000 in connection with the acquisition of mineral property interests, as compared to $80,909 in purchased equipment and $39,693 in website development costs during the six months ended June 30, 2008.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  Net cash flows provided by financing activities for the six months ended June 30, 2009 was $1,666,977 as compared to $706,447 for the six months ended June 30, 2008.  An increase in the cash flow provided by financing activities was primarily due to an increase in equity financing secured during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.

During the six months ended June 30, 2009, we completed a private equity offering of 4,129,639 units at $0.35 per Unit.  Each unit consisted of one (1) share of common stock, par value $0.001, and one (1) common stock purchase warrant (the “ Warrant”) to purchase one (1) share of common stock, exercisable commencing six months from the closing date of the offering and terminating two years from the closing date of the offering.  As a result, we issued a total of 4,129,639 shares of common stock and warrants to purchase 4,129,639 shares of common stock in connection with this private equity offering.  The exercise price for the Warrant is priced at $0.70.  The gross proceeds we received from this private equity offering was $1,445,374.  During the six months ended June 30, 2009, we also sold to a single investor 200,000 units at $0.80 per unit.  Each unit consisted of one (1) share of common stock, par value $0.001, and one (1) Warrant to purchase one (1) share of common stock, exercisable commencing six months from the issuance date and terminating one year from the issuance date.  As a result, we issued a total of 200,000 shares of common stock and warrants to purchase 200,000 shares of our common stock in connection with this sale of securities.  The exercise price for the Warrant is $0.70 per share of common stock.  The gross proceeds we received from this sale of securities was $160,000.

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

Going Concern

We have incurred net losses for the period from inception on March 6, 2000 to June 30, 2009 of $11,325,677 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Willem Fuchter, and our Chief Financial Officer, Mr. Kenneth Phillippe.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

In January 2008, a contractor was critically injured in an automobile accident while working for us in the area referred to as the Atena Project located in northwestern Argentina.  The contractor’s family has filed a claim in the Argentina court system seeking monetary damages in the amount of $300,000 from the driver of the automobile, who is considered an employee under Argentinean labor law.  Although we were not been named as a party in this action, we have anticipated that we may be named as a defendant in this action.  During the year ended December 31, 2008, we recorded provisions for potential legal claims relating to this incident in the amount of $200,000.  Subsequent to the reporting period, we agreed to make scheduled payments totaling $65,000 in settlement of any potential legal claims arising out of the accident described above.

Item 1A.      Risk Factors.

Not Applicable.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of the assignment agreement we entered into with PMSA relating to the Atena Property, we issued to PMSA and its designees a total of 2,000,000 shares of our common stock as part of the consideration required to exercise the Atena Option.  These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. The stock certificate will be issued with the appropriate legends affixed to the restricted stock.

Pursuant to the terms of the assignment agreement we entered into with PMSA relating to the Cerro Amarillo Property, we issued to PMSA and its designees a total of 300,000 shares of our common stock as part of the consideration required to exercise the Cerro Amarillo Option.  These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. The stock certificate will be issued with the appropriate legends affixed to the restricted stock.

Item 3.         Defaults upon Senior Securities.

None.

Item 4.         Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on April 27, 2009.  The director nominees named below were each elected to a term expiring at the 2010 Annual Meeting of Shareholders by the indicated votes cast for and withheld with respect to each nominee.

Name of Nominee	For	Withheld
Willem Fuchter	30,805,871	0
Patrick Gorman	31,270,772	0
Hernan Zaballa	30,806,486	0
Gary Artmont	30,806,871	0
Robert Van Tassell	31,270,772	0
Alois Wiget	30,805,871	0
Michael Stocker	30,806,871	0

All of the other proposals, as set forth in our proxy statement for the 2009 Annual Meeting of Shareholders, were approved by our shareholders as follows:

	For	Against	Abstain
Approval of the Stock Incentive Plan, as amended.	31,200,127	100,525	70,645
Ratification of the selection of James Stafford, Inc., Chartered Accountants to serve as our independent registered public accounting firm for 2009.	25,382,572	20,385	0

Item 5.      Other Information.

None.

Item 6.       Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constitution Mining Corp.

Date:	August 14, 2009

By: /s/ Willem Fuchter Willem Fuchter Title: Chief Executive Officer and Director
Date:	August 14, 2009
By:/s/ Kenneth Phillippe Kenneth Phillippe Title: Chief Financial Officer

CONSTITUTION MINING CORP.
(the “Registrant”)
(Commission File No. 000-49725)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2009

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.1	Amendment to Mineral Right Option Agreement, dated May 12, 2009	Exhibit 10.1 of Form 10-Q filed on May 15, 2009
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X