Form 10-Q
period 2009-09-30
CONSTITUTION MINING CORP
filed 2009-11-16
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-49725
Constitution Mining Corp.
(Exact name of registrant as specified in its charter)

Delaware	88-0455809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pasaje Mártir Olaya 129, Oficina 1203, Centro Empresarial José Pardo Torre A, Miraflores, Lima, Perú
(Address of principal executive offices)
+51-1-446-6807
(Registrant’s telephone number, including area code)
_________________________________________________________________
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
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2009
Common Stock, $0.001 par value	70,522,523

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Consolidated Balance Sheet as of September 30, 2009.
F-2	Unaudited Consolidated Statements of Loss and Comprehensive Loss for the three and nine months ended September 30, 2009 and 2008 and from inception on March 6, 2000 to September 30, 2009.
F-3	Unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2009 and 2008 and from inception on March 6, 2000 to September 30, 2009.
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficiency) from inception on March 6, 2000 to September 30, 2009.
F-5	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 September 2009	As at 31 December 2008 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	1,153,669	66,580
Amounts receivable (Note 4)	92,000	60,000
Prepaid expenses	4,058	271,250

	1,249,727	397,830

Mineral property costs (Note 7)	4,070,000	5,120,260

Equipment (Note 5)	140,122	102,049

Website development cost (Note 6)	31,166	47,295

	5,491,015	5,667,434

Liabilities

Current
Accounts payable and accrued liabilities (Note 8)	1,399,446	547,891
Due to related parties (Note 9)	236,871	12,379

	1,636,317	560,270
Stockholders’ equity
Capital stock (Note 11)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
30 September 2009 – 68,022,523 common shares, par value $0.001
31 December 2008 – 58,469,456 common shares, par value $0.001	68,023	58,469
Share subscriptions received in advance (Note 11)	1,699,350	-
Additional paid in capital	18,309,585	7,945,496
Warrants (Note 11)	782,288	3,976,863
Deficit, accumulated during the exploration stage	(17,004,548)	(6,873,664)

	3,854,698	5,107,164

	5,491,015	5,667,434

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 15) and Subsequent Events (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 September 2009	For the three month period ended 30 September 2009	For the three month period ended 30 September 2008	For the nine month period ended 30 September 2009	For the nine month period ended 30 September 2008
	$	$	$	$	$

Operating expenses
Amortization expense (Notes 5 and 6)	264,195	21,077	12,620	63,314	25,639
Default on oil and gas deposit	25,000	-	-	-	-
Exploration costs	2,517,778	715,769	85,921	1,592,817	776,536
Interest on convertible debentures	126,525	-	-	-	-
Interest and bank charges	41,599	38,557	-	41,599	-
Investor relations	1,724,119	340,949	128,510	955,401	400,400
Management fees (Note 10)	723,553	71,412	77,822	232,470	251,134
Office and miscellaneous	594,184	191,876	46,284	356,026	114,775
Professional fees	1,811,147	248,368	241,518	605,578	557,827
Rent (Note 10)	166,049	19,201	22,983	61,244	41,146
Stock-based compensation (Note 12)	4,930,136	-	2,033,607	2,271,494	2,033,607
Travel and entertainment	415,021	46,313	67,064	107,447	150,022
Write-down of mineral property acquisition costs (Note 7)	4,054,260	4,054,260	-	4,054,260	760,260

Net operating loss before other items	(17,393,566)	(5,747,782)	(2,716,329)	(10,341,650)	(5,111,346)

Other items
Foreign exchange gain (loss)	74,108	68,907	(1,159)	75,762	(858)
Gain on sale of oil and gas property	307,115	-	-	-	307,115
Interest income	12,795	4	4,437	4	6,681
Recovery of project management fees	60,000	-	-	-	-
Provision for potential legal claims (Notes 7 and 8)	(65,000)	-	(200,000)	135,000	(200,000)
	389,018	68,911	(196,722)	210,766	112,938

Net operating loss and comprehensive loss for the period	(17,004,548)	(5,678,871)	(2,913,051)	(10,130,884)	(4,998,408)

Basic and diluted loss per common share		(0.089)	(0.055)	(0.164)	(0.098)

Weighted average number of common shares used in per share calculations		64,027,326	53,227,011	61,633,618	50,962,812

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 September 2009	For the three month period ended 30 September 2009	For the three month period ended 30 September 2008	For the nine month period ended 30 September 2009	For the nine month period ended 30 September 2008
	$	$	$	$	$

Cash flows used in operating activities
Loss for the period	(17,004,548)	(5,678,871)	(2,913,051)	(10,130,884)	(4,998,408)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Note 7)	126,525	-	-	-	-
Amortization (Notes 5 and 6)	264,195	21,077	12,620	63,314	25,639
Contributions to capital by related party – expenses (Notes 10 and 14)	15,000	-	-	-	-
Common shares issued for services (Note 11)	24,199	-	(25,253)	-	24,199
Value of common shares issued for mineral properties	-	-	-	-	-
Warrant issued for services	25,252	-	25,253	-	25,253
Gain on sale of oil and gas property	(307,115)	-	-	-	(307,115)
Stock-based compensation (Note 12)	4,930,136	-	2,033,607	2,271,494	2,033,607
Write-down of mineral property acquisition costs (Note 7)	4,054,260	4,054,260	-	4,054,260	760,260
Changes in operating assets and liabilities
(Increase) decrease in deposit and prepaid expenses	(4,058)	1,756	(45,350)	267,192	8,358
(Increase) decrease in amounts receivable	(92,000)	(62,000)	-	(32,000)	-
Increase (decrease) in accounts payable and accrued liabilities	1,399,446	690,992	(296,824)	851,555	234,799

	(6,568,708)	(972,786)	(1,208,998)	(2,655,069)	(2,193,408)

Cash flows used in investing activities
Acquisition of mineral property interests (Note 7)	(975,260)	-	(50,000)	(25,000)	(250,260)
Purchase of equipment (Note 5)	(210,288)	-	(15,478)	(85,258)	(96,387)
Website development costs (Note 6)	(64,693)	-	(25,000)	-	(64,693)
Purchase of oil and gas property	(642,006)	-	-	-	-

	(1,892,247)	-	(90,478)	(110,258)	(411,340)
Cash flows from financing activities
Common shares issued for cash (Note 11)	2,491,545	1,000,477	11,114	1,146,286	717,561
Increase in due to related parties	236,871	47,678	(382,874)	224,492	15,102
Issuance of warrants (Note 11)	4,521,858	768,097	3,714,317	782,288	3,714,317
Convertible debentures	665,000	-	-	-	-
Share subscriptions received in advance (Note 11)	1,699,350	192,373	(242,315)	1,699,350	-

	9,614,624	2,008,625	3,100,242	3,852,416	4,446,980

Increase in cash and cash equivalents	1,153,669	1,035,839	1,800,766	1,087,089	1,842,232

Cash and cash equivalents, beginning of period	-	117,830	96,108	66,580	54,642

Cash and cash equivalents, end of period	1,153,669	1,153,669	1,896,874	1,153,669	1,896,874

Supplemental Disclosures with Respect of Cash Flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

Number of shares issued		Share capital	Additional paid-in capital	Share subscription received in advance	Warrants	Deficit, accumulated during the exploration stage	Total stockholders’ equity
		$	$	$	$	$	$
Balance at 6 March 2000 (inception)
Common shares issued – cash	2,000,000	2,000	1,000	-	-	-	3,000
Net loss for the period	-	-	-	-	-	(2,291)	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	-	-	(2,291)	709
Common shares issued – cash	5,000,000	5,000	42,000	-	-	-	47,000
Net loss for the year	-	-	-	-	-	(10,571)	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000	-	-	(12,862)	37,138
Net loss for the year	-	-	-	-	-	(12,097)	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	-	-	(24,959)	25,041
Net loss for the year	-	-	-	-	-	(11,019)	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	-	-	(35,978)	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-	-	-
Net loss for the year	-	-	-	-	-	(6,451)	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	-	-	(42,429)	7,571
2 for 1 forward split	21,000,000	21,000	(21,000)	-	-	-	-
Net loss for the year	-	-	-	-	-	(18,338)	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	-	-	(60,767)	(10,767)
Common shares issued – cash	4,000,000	4,000	76,000	-	-	-	80,000
Contributions to capital by related party – expenses (Notes 10 and 14)	-	-	14,400	-	-	-	14,400
Net loss for the year	-	-	-	-	-	(289,343)	(289,343)
Balance at 31 December 2006	46,000,000	46,000	98,400	-	-	(350,110)	(205,710)
Contributions to capital by related party – expenses (Notes 10 and 14)	-	-	600	-	-	-	600
Common shares issued – debt (Notes 11 and 14)	1,145,300	1,145	21,761	-	-	-	22,906
Common shares issued – cash (Note 11)	1,437,000	1,437	501,513	-	-	-	502,950
Stock-based compensation (Note 12)	-	-	625,035	-	-	-	625,035
Net loss for the year	-	-	-	-	-	(1,218,721)	(1,218,721)

Balance at 31 December 2007	48,582,300	48,582	1,247,309	-	-	(1,568,831)	(272,940)
Common shares issued – mineral properties (Notes 7, 11 and 14)	3,800,000	3,800	4,166,200	-	-	-	4,170,000
Common shares issued – cash (Note 11)	6,016,511	6,016	4,706,272	-	-	-	4,712,288
Common shares issued – services (Notes 11 and 14)	70,645	71	49,380	-	-	-	49,451
Value assigned to warrants (Note 11)	-	-	(3,739,570)	-	3,739,570	-	-
Share issuance costs	-	-	(517,702)	-	237,293	-	(280,409)
Stock-based compensation (Note 12)	-	-	2,033,607	-	-	-	2,033,607
Net loss for the year	-	-	-	-	-	(5,304,833)	(5,304,833)

Balance at 31 December 2008	58,469,456	58,469	7,945,496	-	3,976,863	(6,873,664)	5,107,164
Common shares issued - mineral
properties (Notes 7, 11 and 14)	4,300,000	4,300	2,974,7000	-	-	-	2,979,000
Common shares issued - cash (Note 11)	5,253,067	5,254	1,923,320	-	-	-	1,928,574
Value assigned to warrants (Note 11)	-	-	(782,288)	-	782,288	-	-
Warrants expired (Note 11)	-	-	3,739,570	-	(3,739,570)	-	-
Agent comensation warrants
expired (Note 11)	-	-	237,293	-	(237,293)	-	-
Share subscription received in advance	-	-	-	1,699,350	-	-	1,699,350
Stock-based compensation (Note 12)	-	-	2,271,494	-	-	-	2,271,494
Net loss for the period	-	-	-	-	-	(10,130,884)	(10,130,884)

Balance at 30 September 2009	68,022,523	68,023	18,309,585	1,699,350	782,288	(17,004,548)	3,854,698

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

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

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 December.

The Company’s consolidated financial statements as at 30 September 2009 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $10,130,884 for the nine month period ended 30 September 2009 (30 September 2008 – $4,998,408) and has working capital deficit of $386,590 at 30 September 2009 (31 December 2008 – $162,440).

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
30 September 2009

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

2.	Changes in Accounting Policies

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The new guidance was effective on a prospective basis for interim or annual reporting periods ending after 15 June 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

Convertible Debt

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash.  The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options” requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate.  The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The new guidance was to be applied retrospectively to all periods presented upon those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Useful Life of an Intangible Assets

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets.  The new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”.  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material impact on the company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities” requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new guidance was effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

Business Combinations

In December 2007, the FASB issued revised guidance for accounting for business combinations.  The revised guidance, which is now part of ASC 805, “Business Combination” requires the fair value measurement of assts acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination.  The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008.    The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements.

In December 2007, the FASB issued new guidance for accounting for noncontrolling interests.  The new guidance, which is now part of ASC 810, “Consolidation” establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The new guidance also establishes disclosure requirements that clearly identify and distinguishes between the interests of the parent and the interests of the noncontrolling owners.  The new guidance was effective for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material effect on the Compayn’s results of operations, financial position or cash flows.

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
30 September 2009

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 September 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

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

Website development costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under ASC 350-40, “Internal-Use Software”, will be expensed as incurred.  The costs of website development during the planning stage, as defined under ASC 350-50, “Website Development Costs”, will also be expensed as incurred.

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has evaluated this Codification and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company’s expenses for the period from the date of inception on 6 March 2000 to 30 September 2009.

Foreign currency translation

The Company 's functional and reporting currency is U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

Recent accounting pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale acconting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update is effective 1 January 2010.  The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

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

Included in amounts receivable at 30 September 2009 is $62,000 related to an amount due from a company controlled by a former director of the Company.  This amount is non-interest bearing, unsecured and has no fixed terms of repayment.

5.         Equipment

			Net Book Value
	Cost	Accumulated amortization	30 September 2009	31 December 2008 (Audited)
	$	$	$	$

Equipment	210,288	70,166	140,122	102,049

During the nine month period ended 30 September 2009, total additions to equipment were $85,258 (30 September 2008 - $96,387).

6.         Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	30 September 2009	31 December 2008 (Audited)
	$	$	$	$

Website development	64,693	33,527	31,166	47,295

During the nine month period ended 30 September 2009, total additions to website development were $Nil (30 September 2008 - $64,693).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

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

The Company entered into an amending agreement dated 12 May 2009 (the “Peruvian Amendment”) and a second amending agreement dated 29 October 2009 (the “Second Peruvian Amendment”) with Temasek.  Under the Second Peruvian Amendment, the Company may now exercise the second 25% option resulting in the acquisition of a 50% interest in the Mineral Rights by fulfilling the following conditions as set out in the Second Peruvian Amendment:

a.	Exercise and complete the initial 25% option by 29 March 2009 (completed);
b.	Issue an additional 2,000,000 common shares by 29 March 2009 (issued and valued at $0.65) (Notes 11 and 14);
c.	Pay an additional $750,000 by 29 October 2009 (Note 16);
d.	Issue an additional 500,000 common shares by 29 October 2009 (Note 16); and

The Company may exercise the third 25% option by fulfilling the following conditions:

a.	Exercise and complete the initial and second 25% options by 29 October 2009;
b.	Issue an additional 2,000,000 common shares by 29 October 2009 (Note 16); and
c.	Pay an additional $3,000,000 by 31 March 2010.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

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

During the nine month period ended 30 September 2009, the Company incurred $1,498,014 in exploration costs for the Peruvian Agreement.

Atena Gold Project

On 12 December 2007, the Company entered into an assignment agreement (the “Atena Agreement”) to acquire the right to explore and option to purchase the 3,676 hectare Atena Gold Project located in the Salta Province of Argentina.   Pursuant to the Atena Agreement, the Company is required to issue 500,000 common shares (issued and valued at $0.70 per common share) and pay $60,000 (paid). The Company will acquire 100% of the option if it incurs a minimum of $3,740,000 in work commitment expenditures on the property and issue 7,000,000 common shares according to the following schedule (Notes 11, 14 and 16):

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

During the nine month period ended 30 September 2009, the Company incurred $87,982 in exploration costs for the Atena Agreement.

During the nine month period ended 30 September 2009, the Company announced that it was suspending their exploration program on the Atena Gold Project for at least the remainder of 2009 and would allocated their resources exclusively to pursue the exploration and development of their property interests in Northeastern Peru, the Peruvian Agreement, as a result of the Company’s decision to seek disposal of their interest in the Atena Gold Project.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

During the nine month period ended 30 September 2009, the Company recorded a provision for write-down of mineral property costs of $3,530,260 related to the Atena property.

Cerro Amarillo Property

On 8 January 2008, the Company entered into an assignment agreement (the “Cerro Amarillo Agreement”) to explore and option the 14,221 hectare Cerro Amarillo Property located in the Province of Mendoza, Argentina with a company related to the Company by way of a director and shareholder in common.  Pursuant to the terms of the Cerro Amarillo Agreement, the Company issued 300,000 common shares (issued and valued at $0.70 per common share) and pay $10,000 (paid).  The Company is to acquire a 100% of the option if it incurs a minimum of $450,000 in work commitment expenditures on the property and issues 2,100,000 common shares according to the following schedule (Notes 11, 14 and 16):

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

During the nine month period ended 30 September 2009, the Company incurred $Nil in exploration costs for the Cerro Amarillo Agreement.

During the nine month period ended 30 September 2009, the Company announced that it was suspending their exploration program on the Cerro Amarillo Property for at least the remainder of 2009 and would allocated their resources exclusively to pursue the exploration and development of their property interests in northeastern Peru, the Peruvian Agreement, as a result of the Company’s decision to seek disposal of their interest in the Cerro Amarillo Property.

During the nine month period ended 30 September 2009, the Company recorded a provision for write-down of mineral property costs of $524,000 related to the Cerro Amarillo property.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

Amira, Amira Norte and Esparta II

On 17 March 2008, the Company entered into an assignment agreement with PMSA (the “Amira Agreement”), a company related to the Company by way of a director and shareholder in common. Under the Agreement,  PMSA assigned to the Company PMSA’s right to explore and option to purchase a 90% interest in three mining properties referred to as “Amira”, “Amira Norte” and “Esparta II” (collectively, the "Properties"), which are located in the Province of Salta, Argentina. In order for the Company to keep its interest in good standing and to exercise the option to acquire a 90% interest in the Properties, the Company must make the following payments to the Titleholder, as set forth in the Amira Agreement (Note 16):

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

The Company entered into an amending  assignment agreement dated 5 May 2009 (the “Amira Amendment”)  with Silvia Rodriguez, owner of the Properties, whereby the payment originally due on 19 January 2009 under the Amira Agreement is due as follows:

a.          US$25,000 on or by the end on 30 June 2009 (not paid); and
b.          US$50,000 on or before by the end of 30 September 2009 (not paid).

During the nine month period ended 30 September 2009, the Company incurred $4,048 in exploration costs for the Amira Agreement.

During the nine month period ended 30 September 2009, the Company announced that it was suspending their exploration program on the Properties for at least the remainder of 2009 and would allocated their resources exclusively to pursue the exploration and development of their property interests in Northeastern Peru, the Peruvian Agreement, as a result of the Company’s decision to seek disposal of their interest in the Properties.

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities at 30 September 2009 is $45,000 (31 December 2008 - $200,000) related to settlement of potential legal claims on incidents arising from the mineral property interests and $20,000 for the legal fees relating to it.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

9.	Due to Related Parties

As at 30 September 2009, the amount due to related parties consists of $236,871 (31 December 2008 - $12,379) payable to the directors of the Company.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

10.	Related Party Transactions

During the nine month period ended 30 September 2009, the Company paid or accrued management and consulting fees of $232,470 (30 September 2008 - $251,134~~)~~ to directors and officers of the Company or companies controlled by directors and officers.

During the nine month period ended 30 September 2009, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (30 September 2008 - $Nil, cumulative - $12,000) and $Nil (30 September 2008 - $Nil, cumulative - $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 14).

11.	Capital Stock

Authorized

The total authorized capital consists of:

•	300,000,000 of common shares with par value of $0.001
•	50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

As at 30 September 2009, the total issued and outstanding capital stock is 68,022,523 common shares with a par value of $0.001 per common share.

On 2 September 2009, the Company issued 923,428 Units at a price of $0.35 per Unit for total proceeds of $323,200. Each Unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 2 September 2011, commencing 2 March 2010.

On 14 August 2009, a total of 5,007,300 previously outstanding share purchase warrants expired.

On 14 August 2009, a total of 350,511 previously outstanding agent compensation warrants expired.

On 9 July 2009, the Company issued 4,129,639 Units at a price of $0.35 per Unit for total proceeds of $1,445,374. Each Unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 9 July 2011, commencing 9 January 2010.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

On 29 June 2009, the Company issued 2,000,000 common shares valued at $0.65 per common share pursuant to the Peruvian Gold Sands assignment agreement (Notes 7 and 14).

On 2 June 2009, the Company issued 2,000,000 common shares valued at $0.73 per common share pursuant to the Atena Agreement (Notes 7 and 14).

On 2 June 2009, the Company issued 300,000 common shares valued at $0.73 per common share pursuant to the Cerro Amarillo Agreement (Notes 7 and 14).

On 17 April 2009, the Company issued 200,000 Units at a price of $0.80 per Unit for proceeds of $160,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.70 up to 17 April 2010, commencing 17 October 2009.

On 7 April 2009, a total of 1,009,211 previously outstanding share purchase warrants were cancelled.

On 7 April 2009, a total of 70,645 previously outstanding agent compensation warrants were cancelled.

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
30 September 2009

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

Share Subscriptions Received in Advance

Share subscriptions received in advance consists of $1,699,350 cash received by the Company for 2,614,384 common shares valued at $0.65 that were not yet issued at 30 September 2009.

Share Purchase Warrants

The following share purchase warrants were outstanding at 30 September 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.70	200,000	0.55
Warrants	0.70	4,129,639	1.77
Warrants	0.70	923,428	1.92
		5,253,067

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

The following is a summary of warrant activities during the nine month periods ended 30 September 2009 and 2008:

	Number of warrants	Weighted average exercise price
		$

Outstanding at 1 January 2009	6,437,667	1.40

Granted	5,253,067	0.70
Exercised	-	-
Cancelled	(1,079,856)	1.40
Expired	(5,357,811)	1.40

Outstanding at 30 September 2009	5,253,067	0.70

Weighted average fair value of warrants granted during the period		0.15

	Number of warrants	Weighted average exercise price
		$

Outstanding at 1 January 2008	-	-

Granted	6,437,667	1.40
Exercised	-	-
Cancelled	-	-
Expired	-	-

Outstanding at 30 September 2008	6,437,667	1.40

Weighted average fair value of warrants granted during the period		0.62

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

The weighted average grant date fair value of warrants issued during the nine month period ended 30 September 2009, amounted to $0.15 per warrant (30 September 2008 - $0.62). The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following weighted average assumptions:

	2009	2008

Risk free interest rate	0.89%	2.02%
Expected life	1.96 years	1 year
Annualized volatility	97.84%	120.80%
Expected dividends	-	-

Stock Options

The following incentive stock options were outstanding at 30 September 2009:

	Exercise price	Number of options	Remaining contractual life (years)
	$

Options	1.05	1,425,000	9.11
Options	1.00	3,210,000	8.35
Options	0.70	5,440,000	9.64
		10,075,000

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

The following is a summary of stock option activities during the nine month periods ended 30 September 2009 and 2008:

	Number of shares	Weighted average exercise price
		$

Outstanding at 1 January 2009	4,835,000	1.02

Granted	5,440,000	0.70
Exercised	-
Cancelled	(200,000)	1.03

Outstanding at 30 September 2009	10,075,000	0.84

Weighted average fair value of options granted during the period		0.63

Outstanding and exercisable at 1 January 2008	3,200,000	0.30

Granted	6,880,000	1.00
Exercised	-
Cancelled	(6,220,000)	0.67

Outstanding and exercisable at 30 September 2008	3,860,000	1.00

Weighted average fair value of options granted during the period		0.93

12.	Stock-Based Compensation

During the nine month period ended 30 September 2009, the Company granted 5,440,000 stock options (30 September 2008 – 6,880,000) entitling the holders to purchase common shares of the Company for proceeds of $0.70 per common share expiring 20 May 2019. A total of 200,000 of the outstanding stock options were cancelled during the nine month period ended 30 September 2009 (30 September 2008 – 6,220,000) (Note 11).

The total estimated fair value of the 2,380,000 stock options which vested during the nine month period ended 30 September 2009 was $2,271,494 ($0.95 per option).  During the nine month period ended 30 September 2009, stock-based compensation of $2,271,494 (30 September 2008 - $Nil, cumulative - $4,930,136) has been recorded in the consolidated statement of operations with a corresponding amount recorded as contributed surplus in stockholders’ equity.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

The fair value of each option was estimated on the date of grant using Black-Scholes option pricing model. The assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy the Company’s stock with contractual terms closest to the expected life of options granted to employees, directors or consultants.

The following assumptions were used for the Black-Scholes valuation of stock options granted:

	2009	2008

Risk free interest rate	3.19%	3.65%
Expected life	10 years	10 years
Annualized volatility	120%	149%
Expected dividends	-	-

13.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2009.  There are no current or deferred tax expenses for the nine month period ended 30 September 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for consolidated financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 September 2009	For the nine month period ended 30 September 2008
	$	$
Deferred tax asset attributable to:
Current operations	3,449,412	1,699,458
Amortization	(21,614)	(8,717)
Stock-based compensation	(772,308)	(691,426)
Provision for potential legal claims	45,900	-
Less: Change in valuation allowance	(2,701,390)	(999,315)

Net refundable amount	-	-

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

The composition of the Company’s deferred tax assets as at 30 September 2009 and 31 December 2008 is as follows:

	As at 30 September 2009	As at 31 December 2008 (Audited)
	$	$

Net income tax operating loss carryforward	(11,730,217)	(3,799,141)

Statutory federal income tax rate	34.06%	34.15%
Effective income tax rate	0.00%	0.00%

Deferred tax assets
Tax loss carryforward	3,995,409	1,296,269
Less: Valuation allowance	(3,995,409)	(1,296,269)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2009, the Company has an unused net operating loss carryforward balance of approximately $11,730,217 that is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2029.

14.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 30 September 2009	For the three month period ended 30 September 2009	For the three month period ended 30 September 2008	For the nine month period ended 30 September 2009	For the nine month period ended 30 September 2008
	$	$	$	$	$

Cash paid during the period for interest	-	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2009

During the nine month period ended 30 September 2009, the Company recorded a total write-down of mineral property expenditures in the amount of $4,054,260 related to the Atena, Cerro Amarillo and Amira properties (Note 7).

During the nine month period ended 30 September 2009, the Company issued 2,000,000 common shares valued at $0.65 per common share pursuant to the Peruvian Gold Sands assignment agreement (Notes 7 and 11).

During the nine month period ended 30 September 2009, the Company issued 2,000,000 common shares valued at $0.73 per common share pursuant to the Atena Agreement (Notes 7 and 11).

During the nine month period ended 30 September 2009, the Company issued 300,000 common shares valued at $0.73 per common share pursuant to the Cerro Amarillo Agreement (Notes 7 and 11).

During the nine month period ended 30 September 2009, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (30 September 2008 - $Nil, cumulative - $12,000) and $Nil (30 September 2008 - $Nil, cumulative - $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 10).

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
30 September 2009

During the period ended 31 December 2008 the Company accrued interest of $Nil (31 December 2007 - $74,770, cumulative – $126,525) on convertible debentures.

15.	Commitments

The Company is subject to certain outstanding and future commitments related to its mineral property interest (Note 7).

16.	Subsequent Events

Subsequent to the nine month period ended 30 September 2009 to the date the financial consolidated statements were available to be issued on 6 November 2009, the following events occurred:

a.	On 20 October 2009, the Company terminated the Atena Agreement, the Cerro Amarillo Agreement and the Amira Agreement (Note 7).

b.
On 21 October 2009, the Company completed its reincorporation in the State of Delaware by merging into a wholly-owned subsidiary, Constitution Mining Corp., a Delaware Corporation.  The reincorporation was approved by the stockholders of the Company at the special meeting of stockholders held on 21 October 2009.  In the reincorporation, each outstanding share of common stock of the Company was converted into one share of common stock of the surviving Delaware corporation.

c.	On 29 October 2009, the Company entered into a second amending agreement with Temasek related to the Peruvian property (the “Second Peruvian Amendment”) (Note 7).

d.	On 2 November 2009, the Company paid $750,000 and issued 2,500,000 common shares of the Company related to Peruvian property (Note 7).

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) risk that we fail to meet the requirements of the agreement under which we acquired our options, including any payments or any exploration obligations that we have regarding these properties, which could result in the loss of our right to exercise the options to acquire the mineral and mining rights underlying these properties as well as the ability to recover any consideration paid to date; (ii) risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Peru; (iii) our short operating history; (iv) our ability to manage business expansion; (v) risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits; (vi) results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations; (vii) mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production; (viii) the potential for delays in exploration or development activities or the completion of feasibility studies; (ix) risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses; (x) risks related to commodity price fluctuations; (xi) the uncertainty of profitability based upon our history of losses; (xii) risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects; (xiii) risks related to environmental regulation and liability; (xiv) risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs; (xv) risks related to tax assessments; (xvi) political and regulatory risks associated with mining development and exploration; (xvii) other risks and uncertainties related to our prospects, properties and business strategy; (xviii) potential that stockholders may lose all or part of their investment if we are unable to compete in our industry; (xix)  our dependence on key personnel; (xx) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxi) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404; (xxiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvi) our stock price which is likely to be highly volatile because of several factors, including a relatively  limited public float; and (xxvii) indemnification of our officers and directors.

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

On October 21, 2009, we reincorporated from the State of Nevada to the State of Delaware.

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

Termination of Assignment Agreements for Argentinean Properties

On December 12, 2007, we entered into an assignment agreement with Proyectos Mineros S.A. (“PMSA”) (formerly Recursos Maricunga S.A.) to acquire PMSA’s right to explore and an option to purchase certain mineral rights on properties known as the Atena Gold Project located in the Salta Province of Argentina (the “Atena Property”).  Effective March 17, 2008, we entered into an assignment agreement with PMSA, whereby PMSA assigned to us PMSA’s right to explore and an option to purchase a 90% interest in the mineral rights of three mining properties referred to as “Amira”, “Amira Norte” and “Esparta II”, located in the Province of Salta, Argentina (the “Amira-Esparta Properties”).  On January 8, 2008, we entered into an assignment agreement with PMSA to acquire PMSA’s right to explore and option to purchase certain mineral rights on properties known as the Cerro Amarillo Property located in the Departamento Malargue, Province of Mendoza, Argentina (the “Cerro Amarillo Property”).  We collectively refer to the Atena, Amira-Esparta and Cerro Amarillo Properties as the “Argentinean Properties.”

In light of the current economic environment, our management, in the second quarter of fiscal 2009, determined that it was necessary to reassess the Company’s current direction and proposed plans for exploration.  In connection with this review, we announced that we were suspending our exploration program on the Argentinean Properties for at least the remainder of 2009 and would allocate our resources exclusively to pursue the exploration and development of our property interests in northeastern Peru.

We continued to monitor the current economic environment globally and within Argentina and noted an increasing trend toward instability within Argentina.  Rising and excessive inflation rates in Argentina significantly increased the costs of our proposed operations in Argentina beyond our initial expectations.  After further evaluation, we noted that Argentinean governmental bodies were pursing policies and regulations which would have adversely impacted our planned operations in Argentina.  The existence of a working capital deficiency added support to our conclusion that it is presently not the best allocation of our resources to conduct exploration activities in two different countries.  For the foregoing reasons, we determined it to be in our best interest to seek to dispose of our interests in the Argentinean Properties as soon as practicable so as to prevent any default on any of these underlying option agreements.

We reviewed our available alternatives and canvassed a number of qualified parties in an attempt to dispose of our interests in the Argentinean properties for value.  As a result of our inability to locate an interested party to enter into a transaction to dispose of our interests in the Argentinean Properties for value, we determined subsequent to the reporting period to terminate each of the assignment agreements under which we held the option to acquire the mineral and mining rights underlying these Argentinean properties.  We determined that terminating these assignment agreements at this time was in our best interests in order to avoid incurring any additional obligations under each of the respective assignment agreements.  Subsequent to the reporting period, we sent each of the notice of termination letters.  The termination of the assignment agreement relating to Atena and Amira-Esparta Properties was effective immediately and the termination date of the assignment agreement relating to the Cerro Amarillo Property will be effective thirty days following the date of the termination notice.

As a result of our termination of each of the assignment agreements under which we held the option to acquire the mineral and mining rights underlying properties located in the Salta and Mendoza provinces of Argentina, our rights under these agreements reverted back to the assignor and we are not be entitled to recover any of the consideration we have paid, which is an aggregate of 4,100,000 shares of our common stock and $70,000.  Proyectos Mineros S.A. (“PMSA”) (formerly Recursos Maricunga S.A.) is the assignor for each of the properties located in the Salta and Mendoza provinces of Argentina.  Dr. Willem Fuchter, who served as our Chief Executive Officer and member of our board of directors from January 10, 2008 until his resignation from both positions on September 25, 2009, is also the president and director of PMSA and holds a 50% ownership interest in the voting securities of PMSA.

Peru Property

Our properties located in Peru are in the exploration state.  These properties are without known reserves and the proposed plan of exploration detailed below is exploratory in nature.  These properties are described below.

On September 29, 2008 (the “Effective Date”), we entered into a Mineral Right Option Agreement (the “Option Agreement”) with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama in relation to the Peru property.  Pursuant to the Option Agreement, we acquired four separate options from Temasek, each providing for the acquisition of a twenty-five percent interest in certain mineral rights in Peru, as described in Annex 1 of the Option Agreement (the “Mineral Rights”), pursuant to which we could potentially acquire one hundred percent of the Mineral Rights.  The Mineral Rights are owned by Compañía Minera Marañón S.A.C. (“Minera Marañón”).  Bacon Hill Invest Inc. (“Bacon Hill”), a corporation incorporated under the laws of Panama and a wholly-owned subsidiary of Temasek, owns 999 shares of the 1,000 shares of Minera Marañón that are issued and outstanding.  Temasek owns the single remaining share of Minera Marañón.  The acquisition of each twenty-five percent interest in the Mineral Rights will occur through the transfer to us of twenty-five percent of the outstanding shares of Bacon Hill.

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

Since the execution of the Option Agreement, we have paid a total of $750,000 and have issued 2,000,000 shares of our common stock to Temasek in accordance with the terms of the Option Agreement, enabling us to exercise the initial twenty-five percent option and acquire a twenty-five percent interest in the Mineral Rights on October 23, 2008.

The Option Agreement provided that we may exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, after fulfilling the following conditions within six months of the Effective Date, March 29, 2009:

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

•  Payment within 12 months from the Effective Date of an additional $1,250,000 to Temasek, plus interest at a rate of 5% per annum accruing from the date of the Amended Option Agreement to the date such payment is made.

On June 29, 2009, we issued 2,000,000 shares of common stock to Temasek and its designees as partial consideration for the exercise of the second twenty-five percent option to acquire an aggregate fifty percent interest in the Mineral Rights.

On November 2, 2009, we executed an agreement with Temasek to again amend the Temasek Option Agreement (the “Second Amended Option Agreement”) in order to revise the payment terms for the $1,250,000 outstanding that is required to be paid by us in order to exercise the second twenty-five percent option.  Under the terms of the Second Amended Option Agreement, we may exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, after making payment to Temasek of $750,000 (United States Dollars Seven Hundred and Fifty Thousand) and issuing to Temasek 500,000 shares of our common stock within 13 months from the Effective Date (October 29, 2009) or as soon as practicable thereafter.  On or about November 2, 2009, we made the $750,000 payment to Temasek and issued 500,000 shares of our common stock to Temasek, resulting in the exercise of the second twenty-five percent option and our acquisition of an aggregate of a fifty percent interest in the Mineral Rights.

Under the terms of the initial Option Agreement, we were entitled to exercise the third twenty-five percent option, resulting in our acquisition of a seventy-five percent interest in the Mineral Rights, after fulfilling the following conditions within twelve months of the Effective Date (September 29, 2009):

•	Payment of an additional $3,000,000 to Temasek, and
•	Issuance of 2,000,000 additional shares of the Company’s common stock to Temasek.

Under the terms of the Second Amended Option Agreement, the parties also agreed to revise the payment terms for the consideration required to exercise the third twenty-five percent option.  Under the terms of the Second Amended Option Agreement, we may exercise the third twenty-five percent option, resulting in our acquisition of a seventy-five percent interest in the Mineral Rights, after fulfilling the following conditions:

•
Exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, within 13 months as from the Effective Date  (October 29, 2009) or as soon as practicable thereafter;

•
Issuance of 2,000,000 shares of our common stock to Temasek, or whoever persons the Temasek indicates, within 13 months as from the Effective Date (October 29, 2009) or as soon as practicable thereafter; and

•	Payment of $ 3,000,000 (United States Dollars Three Million) to the order and the direction of the Temasek on or before March 31, 2010.

We will require additional financing in order to be able to exercise the third twenty-five percent option.  There can be no assurance that we will be successful in securing the necessary funding to exercise the third twenty-five percent option.  Provided we are successful in securing additional financing, we intend to exercise the third twenty-five percent option on or before March 31, 2010.  In the event that we are unable to secure additional financing in order to be able to exercise the third twenty-five percent option in the time frame set forth above, our ownership interest in the Mineral Rights may be limited to our current fifty percent interest.

We may exercise the fourth twenty-five percent option, resulting in our acquisition of a one hundred percent interest in the Mineral Rights, after fulfilling the following conditions within eighteen months of the Effective Date (March 29, 2010):

•  Payment of an additional $5,000,000 to Temasek, and

•  Issuance of 4,000,000 additional shares of our common stock to Temasek.

We will require additional financing in order to be able to exercise the fourth twenty-five percent option.  There can be no assurance that we will be successful in securing the necessary funding to exercise the fourth twenty-five percent option.  Provided we are successful in securing additional financing, we intend to exercise the fourth twenty-five percent option within eighteen months of March 29, 2010.  In the event that we have exercised the third twenty-five percent option, but are unable to secure sufficient financing in order to be able to exercise the fourth twenty-five percent option in the time frame set forth above, our ownership interest in the Mineral Rights may be limited to a seventy-five percent interest.

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

If we fail to exercise the third twenty-five percent option, resulting in our continuing to hold our current fifty percent interest in the Mineral Rights, but we fail to acquire a one hundred percent interest in the Mineral Rights, the Option Agreement provides that we and Temasek will form a joint venture for the purpose of placing the Peru Property into commercial production.  In the event that this condition is satisfied and we enter into a joint venture agreement with Temasek, our responsibilities under the joint venture would include developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If we enter into a joint venture with Temasek, but do not develop a feasible mining project within three years of the Effective Date (September 29, 2011), we will be required to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek’s net return royalty on the Mineral Rights.

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

An exploration base was set up in the town of Saramiriza.  We are reviewing the exploration program and methods given the experience gained in the last year of operating in this difficult terrain. Steve McMullan, a geophysicist and member of our board of directors, will evaluate the effectiveness of using seismic and or other geophysical methods to better define the boundaries of the alluvial gold mineralization over the next fiscal quarter.  A geophysical survey if considered to be effective would be conducted along selected lines across the Marañón gravels in order to define the limit of the gold bearing sands and gravels and could be initiated in the first quarter of 2010 at an approximate cost of $10,000.  The selection of seismic lines will be made on the basis of interpretation of aerial photos and satellite images, as well as from reconnaissance-scale mapping of sedimentary features.  Scout drilling utilizing churn drills will be undertaken on favorable areas, and anomalous zones will be followed up with reverse circulation drilling in order to fully develop resources and reserves.

We recently purchased churn drilling equipment in the United States and had it shipped to Peru.  The equipment cost approximately $85,000 and we acquired such funds through the issuance of securities in private equity offerings.  The drill is now in place on the project and we commenced the initial phrase of our drilling program in August 2009.  A second hand Bangka drilling rig was also acquired in late October at a cost of $15,000 and is being used in locations where churn drilling is not possible.  Our plans are to continue drilling and test pitting for a period of at least 18 months.  If we are unable to secure additional financing in the near future, we will be unable to sustain any drilling activity and be forced to cease our exploration and development program.  Our plans currently anticipate that 200 holes will be drilled to a depth of 50m at 100m centers in the area of known mineralization, with a view to developing a reserve. The objective of this drilling is to define resources of sufficient size to sustain a fleet of high capacity dredges and floating plants in the future.  Bulk samples collected by excavating small pits and shafts will be required for metallurgical testing as well as to confirm drill results.  This is presently being undertaken at all locations where significant gold mineralization is encountered in the drill holes.  At the same time, mine development planning, process design, and other engineering studies will be conducted with a view to completing a feasibility study within a twenty-four month period.  Permitting is anticipated to be initiated as early in the exploration and development cycle as possible, so that trial or pilot dredging can be started as soon as feasibility has been established.

During the reporting period, we continued drill testing the main zone of alluvial mineralization previously defined by Monica de Iquitos and in addition to testing other locations within the concession area.

   Preliminary on-site drill results indicated gold is present in the majority of the drill holes and pits at variable grades and additional drilling is required to better quantify the boundaries of the alluvial gold mineralization..  We caution that the drill results previously reported do not in any way indicate the presence of a commercially viable mineral deposit.  There is no assurance that a commercially viable mineral deposit exists on the properties underlying our mineral property interests in Perú and a great deal of further exploration is required before a final evaluation as to the economic and legal feasibility of future exploration is determined.  We have developed an extensive plan of exploration with the principal objective of determining whether minerals that exists on the property are of sufficient quantity to support commercial production.  We have commenced our planned exploration program, but must secure additional financing in the near future in order to be able to sustain any drilling activity or we will be forced to cease our exploration and development program.

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

Activity	USD 000s
MINERAL PROPERTY COSTS:

Surface Rights Access	150
EXPLORATION
Mapping	230
Geophysics – Seismic	400
DRILLING
Reconnaissance	1,500
Resource Definition	2,000
GEOTECHNICAL Pits & Shafts	200
TECHNICAL SERVICES
Consultants	580
Personnel	430
CAMP AND FIELD EXPENSES
Camp	630
Field	250
TRANSPORT AND LOGISTICS
Air Transport	480
Water Transport	120
Ground Transport	150
EQUIPMENT & PERMITTING	210
COMMUNITY OUTREACH	300
ADMINISTRATION	150
TOTAL	7,780

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

We have not generated any revenues from operations since our inception.

We incurred operating expenses in the amount of $5,747,782 for the three months ended September 30, 2009, as compared to operating expenses of $2,716,329 for the three months ended September 30, 2008.  We incurred operating expenses in the amount of $10,341,650 for the nine months ended September 30, 2009, as compared to operating expenses of $5,111,346 for the nine months ended September 30, 2008.  The substantial increase in our operating expenses for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, was primarily attributable to the write down of mineral property acquisition costs and increased exploration costs incurred during the three and nine months ended September 30, 2009.  We reported a write down of mineral property costs of $4,054,260 for the three and nine months ended September 30, 2009, as compared to nil and $760,260 for the three and nine months ended September 30, 2008, respectively.   The write down in mineral property cost in the three and nine months ended September 30, 2009 related to our decision to dispose of our interest to acquire the mineral rights to Atena, Cerro Amarillo and Amira-Esparta properties located in Argentina.  Our exploration costs for the three months ended September 30, 2009 increased to $715,769 from $85,921 for the three months ended September 30, 2008.  Our exploration costs for the nine months ended September 30, 2009 increased to $1,592,817 from $776,536 for the nine months ended September 30, 2008.  The increase in exploration costs relates to the commencement of the initial phase of our exploration program on our property interests in Peru.

We reported other income of $68,911 during the three months ended September 30, 2009, as compared to other expenses of $196,722 for the three months ended September 30, 2008.  The increase in other income for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, related to a foreign exchange gain of $68,907 and lack of any provision for potential legal claims during the three months ended September 30, 2009.  During the three months ended September 30, 2008, we recorded a provision for potential legal claims of $200,000 and also reported a foreign exchange loss of $1,159.

We reported other income of $210,766 during the nine months ended September 30, 2009, as compared to other income of $112,938 for the nine months ended September 30, 2008.  The substantial increase in other income for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, is attributable to us entering into a settlement agreement of potential legal claims during the nine months ended September 30, 2009 in an amount which was $135,000 less than the provision amount for potential legal claims of $200,000 which we recorded during the nine months ended September 30, 2008.

As a result of the above, for the three months ended September 30, 2009, we reported a net loss of $5,678,871, as compared to a net loss of $2,913,051 for the three months ended September 30, 2008.  We reported a net loss of $10,130,884 for the nine months ended September 30, 2009, as compared to a net loss of $4,998,408 for the nine months ended September 30, 2008.  The increase in our net loss was primarily attributable to increased operating expenses incurred as a result of the write down of mineral property acquisition costs and increased exploration costs incurred during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008.

As a result of the above, the basic and diluted loss per common share was $0.089 and $0.055 for the three months ended September 30, 2009 and 2008, respectively.  The basic and diluted loss per common share was $0.164 and $0.098 for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

    At September 30, 2009, we had cash and cash equivalents of $1,153,669 (December 31, 2008 - $66,580) and a working capital deficit of $386,590 (December 31, 2008 - $162,440).

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

Due to our ongoing need to obtain additional financing to fund our operations in the current economic environment, our management determined initially that it would be in our best interest to postpone our exploration program on the properties located in the Salta and Mendoza provinces of Argentina for at least the remainder of 2009 in order to exclusively pursue the exploration and development of our property interests in northeastern Peru.  Thereafter, we determined it to be in our best interest to seek to dispose of our interests in the properties located in the Salta and Mendoza provinces of Argentina as soon as practicable.  As a result of our inability to dispose of our interests in the properties located in the Salta and Mendoza provinces of Argentina for value, we sent notices terminating the assignment agreements under which we acquired our interest in these properties on October 20, 2009.  We determined that terminating these assignment agreements at this time was in our best interests in order to avoid incurring any additional obligations.  If we are unable to raise additional capital in the near future, we will continue to experience liquidity problems and management expects that we will need to further curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Cash Used in Operating Activities

Operating activities for the nine months ended September 30, 2009 and 2008 used cash of $2,655,069 and $2,193,408, respectively, which reflect our recurring operating losses.  Our net loss of $10,130,884 for nine months ended September 30, 2009 was the primary reason for our negative operating cash flow, as compared to our net loss of $4,998,408 for the nine months ended September 30, 2008.

Cash Used in Investing Activities

For the nine months ended September 30, 2009, we used $110,258 in investing activities, as compared to $411,340 used in investing activities during the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, we purchased $85,258 in equipment, and expended $25,000 in connection with the acquisition of mineral property interests, as compared to $250,260 for the acquisition of mineral property interest, $96,387 in purchased equipment and $64,693 in website development costs during the nine months ended September 30, 2008.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  Net cash flows provided by financing activities for the nine months ended September 30, 2009 was $3,852,416 as compared to $4,446,980 for the nine months ended September 30, 2008.  A decrease in the cash flow provided by financing activities was primarily due to a slight decrease in equity financing secured during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.

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

Going Concern

We have incurred net losses for the period from inception on March 6, 2000 to September 30, 2009 of $17,004,548 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Stock-Based Compensation

           Effective January 1, 2006, we adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  We adopted ASC 718 using the modified prospective method, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of ASC 718 does not change the way we account for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

Foreign Currency Translation

          Our functional and reporting currency is U.S. dollars.  Our consolidated financial statements are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  We have not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief

Executive Officer, Mr. Gary Artmont, and our Chief Financial Officer, Mr. Kenneth Phillippe.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

In January 2008, a contractor was critically injured in an automobile accident while working for us in the area referred to as the Atena Project located in northwestern Argentina.  The contractor’s family has filed a claim in the Argentina court system seeking monetary damages in the amount of $300,000 from the driver of the automobile, who is considered an employee under Argentinean labor law.  Although we were not been named as a party in this action, we have anticipated that we may be named as a defendant in this action.  During the year ended December 31, 2008, we recorded provisions for potential legal claims relating to this incident in the amount of $200,000.  During the reporting period, we agreed to make scheduled payments totaling $65,000 in settlement of any potential legal claims arising out of the accident described above.

Item 1A.       Risk Factors.

Not Applicable.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

On September 2, 2009, we completed a private equity offering of 923,428 units at $0.35 per unit (the "Units") to a total of twenty-two (22) investors.  Each Unit consisted of one (1) share of common stock, par value $0.001, and one (1) common stock purchase warrant (the “Warrant”) to purchase one (1) share of common stock, exercisable commencing six months from the closing date of the offering and terminating two years from the closing date of the offering.  As a result, we issued a total of 923,428 shares of common stock and warrants to purchase 923,428 shares of common stock in connection with this private equity offering.  The exercise price per Warrant is $0.70.  The gross proceeds we received from this private equity offering was $323,200.

The Units were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to any of the investors.

The securities offered and sold in connection with this private equity offering were in reliance on the following exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"): (a) in the case of U.S. persons, Section 4(2) of the Securities Act or Regulation D promulgated thereunder, and (b) in the case of non-U.S. persons, Regulation S promulgated under the Securities Act.  In connection with this private equity offering, we relied on each of the investors' written representations.  With respect to the securities sold to U.S. persons, sales were made to persons who represented that they were "accredited investors" as that term is defined in Rule 501(a) under the Securities Act.   With respect to the securities sold to non-U.S. persons, sales were made to persons who represented that they were not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Securities Act.  Each investor represented that they were acquiring the securities for investment only and not with a view toward resale or distribution. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to each investor.  Each investor was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these Units by any form of general solicitation or general advertising.

Subsequent to the reporting period and pursuant to the terms of the Mineral Rights Option Agreement, as amended (the “Option Agreement”), that we entered with Temasek Investments Inc. (“Temasek”) relating to the Peru Property, we issued to Temasek and its designees a total of 2,500,000 shares of our common stock as part of the consideration required to exercise the second and third twenty-five percent options to acquire the mineral rights underlying the property that is the subject of the Option Agreement.  These shares were issued pursuant to Section 4(2) of the Securities Act and Regulation S promulgated thereunder. We did not engage in any general solicitation or advertising. The stock certificate was issued with the appropriate legends affixed to the restricted stock.

Item 3.      Defaults upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

We held a Special Meeting of Shareholders on October 21, 2009 in order to approve an Agreement and Plan of Merger pursuant to which Constitution Mining Corp. will reincorporate from the State of Nevada to the State of Delaware.  This proposal, as set forth in our proxy statement for the 2009 Special Meeting of Shareholders was approved by our shareholders as follows:

	For	Against	Abstain
Approval of Agreement and Plan of Merger pursuant to which Constitution Mining Corp. will reincorporate from the State of Nevada to the State of Delaware.	34,209,623	28,689	3,350

Item 5.         Other Information.

None.

Item 6.          Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constitution Mining Corp.

Date:	November 16, 2009

By: /s/ Gary Artmont Gary Artmont Title: Chief Executive Officer and Director
Date:	November 16, 2009
By: /s/ Kenneth Phillippe Kenneth Phillippe Title: Chief Financial Officer

CONSTITUTION MINING CORP.
(the “Registrant”)
(Commission File No. 000-49725)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2009

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
2.1	Agreement and Plan of Merger, dated October 21, 2009, by and between the Registrant and Constitution Mining Corp., a Nevada corporation and the Registrant’s predecessor in interest	Exhibit 2.1 of Form 8-K filed on October 23, 2009
3.1	Certificate of Incorporation	Exhibit 2.1 of Form 8-K filed on October 23, 2009
3.2	Bylaws	Exhibit 2.1 of Form 8-K filed on October 23, 2009
10.1	Mineral Right Option Agreement	Exhibit 10.1 of Form 8-K filed on September 29, 2008
10.2	Amendment to Mineral Right Option Agreement, dated May 12, 2009	Exhibit 10.1 of Form 10-Q filed on May 15, 2009
10.3	Second Amendment to Mineral Right Option Agreement	Exhibit 10.1 of Form 8-K filed on November 3, 2009
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X