Form 10-K
period 2009-12-31
CONSTITUTION MINING CORP
filed 2010-03-31
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to  _______.

Commission file number:  000-49725

Constitution Mining Corp.
(Exact name of registrant as specified in its charter)

Delaware	88-0455809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Pasaje Martir Olaya 129, Oficina 1203, Centro Empresarial Jose Pardo Torre A, Miraflores, Lima, Peru
(Address of principal executive offices) (Zip Code)
Registrant’s telephone, including area code: +54-1-446-6807
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

Large accelerated filer ☐                                                                                                   Accelerated filer ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of June 30, 2009, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($0.60) was:   $36,131,674

The number of shares of our common stock outstanding as of March 1, 2010 was:   78,055,985

Documents Incorporated by Reference:  Parts of our definitive proxy statement to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
CONSTITUTION MINING CORP.
DECEMBER 31, 2009

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	43

Glossary
Signature Page
Exhibit Index

Cautionary Note Regarding Forward Looking Statements

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

•
risk that we fail to meet the requirements of the agreement under which we acquired our options, including any payments or any exploration obligations that we have regarding these properties, which could result in the loss of our right to exercise the options to acquire the mineral and mining rights underlying these properties;

•	risk that we will not be able to complete the possible acquisition of additional mineral deposits pursuant to terms and conditions outlined in a letter of intent;

•	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Peru;

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

•	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

•	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

•	the potential for delays in exploration or development activities or the completion of feasibility studies;

•	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

•	risks related to commodity price fluctuations;

•	the uncertainty of profitability based upon our history of losses;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

•	risks related to environmental regulation and liability;
•	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

•	risks related to tax assessments;

•	political and regulatory risks associated with mining development and exploration; and

•	other risks and uncertainties related to our prospects, properties and business strategy.

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

If you are not familiar with the mineral exploration  terms used in this report, please refer to the definitions of these terms under the caption “Glossary” at the end of Item 15 of this report.

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

In November 2007, we reorganized our operations and changed our name to “Constitution Mining Corp.” to better reflect our current focus which is the acquisition, exploration, and potential development of mining properties.  Since November 2007, we entered into agreements to secure options to acquire the mineral and mining rights underlying properties located in the Salta and Mendoza provinces of Argentina (the "Argentinean Properties") and in northeastern Peru.  In 2009, we determined that it was in our best interest to no longer pursue the exploration and development of the Argentinean Properties and terminated our option agreements to acquire the mineral and mining rights underlying these properties.  We are now exclusively pursuing the exploration and development of our property interests in Peru.

On October 21, 2009, we completed a reincorporation merger from the State of Nevada to the State of Delaware.

Our common stock is quoted on the OTC Bulletin Board  under the symbol “CMIN.”  We conduct our business from Pasaje Martir Olaya 129, Oficina 1203, Centro Empresarial Jose Pardo Torre A, Miraflores, Lima, Peru. Our telephone number is  +54-1-446-6807.

Exploration Stage Company

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.  There is no assurance that a commercially viable mineral deposit exists on the properties underlying our mineral property interests and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reserves of any type of mineral.  To date, we have not discovered an economically viable mineral deposit on the property underlying our mineral property interests, and there is no assurance that we will discover one.  If we cannot acquire or locate mineral deposits, or if it is not economical to recover any mineral deposits that we do find, our business and operations will be materially and adversely affected.

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

Summary of our Mineral Property Interests

A description of each of our options to acquire the mineral and mining rights underlying properties located in Peru and the conditions that we must meet to exercise these options is set forth in Item 2 of this annual report.

Effect of Governmental Regulation on Our Business

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Peru.  The discussion that follows is a summary of the most significant government regulations which we anticipate will impact our operations.

Peru is located on the western coast of South America and has a population of approximately 28 million.  It covers a geographic area of approximately 1.3 million square kilometres and is bordered by Bolivia, Brazil, Chile, Colombia and Ecuador.  Lima is Peru's capital and principal city and has a population of approximately 7 million people.

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

Pursuant to the original legal framework in force since 1992, holders of mining concessions are obliged to achieve a minimum production of US $100 per hectare per year within six years following the year in which the respective mining concession title is granted.  If this minimum production is not reached, as of the first six months of the seventh year, the holder of the concession shall pay a US $6 penalty per hectare per year until such production is reached and penalties increase to US $20 in the twelfth year.  Likewise, it is possible to avoid payment of the penalty if evidence is submitted to the mining authorities that an amount ten times the applicable penalty or more had been invested.

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

For permitting purposes, exploration activities in Peru are classified in two categories:

•
Category I projects:  Mining exploration activities that comprise any of the following:  (i) a maximum of twenty drilling platforms; (ii) a disturbed area of less than ten hectares considering drilling platforms, trenches, auxiliary facilities and access means; and, (iii) the construction of tunnels with a total maximum length of fifty meters.  Holders of these projects must submit an Environmental Impact Statement (“EIS”) before the MEM, which in principle, is subject to automatic approval upon its filing, and subject to subsequent (ex post) review by the latter.  Nevertheless, in any of the following cases, the project shall not be subject to automatic approval and shall necessarily obtain an express prior approval by MEM, which should be granted, in principle, within a term of two months since filing the EIS: (i) the project is located in a protected natural area or its buffer zone; (ii) the project is oriented to determining the existence of radioactive minerals; (iii) the platforms, drill holes, trenches, tunnels or other components would be located within certain specially environmental sensitive areas specified in the applicable regulations (e.g., glaciers, springs, water wells, groundwater wells, protection lands, primary woods, etc.); (iv) the project covers areas where mining environmental contingencies or non-environmental rehabilitated previous mining works, already exist.

•
Category II projects:  Mining exploration activities that comprise any of the following: (i) more than twenty drilling platforms; (ii) a disturbed area of more than ten hectares considering drilling plants, trenches, auxiliary facilities and access means; and, (iii) the construction of tunnels over a total length of fifty meters.  These projects require an authorization that should be granted once the semi-detailed Environmental Impact Assessment ("EIA") is approved by the MEM. Such authorization should, in principle, take approximately four months.

Before initiating construction or exploitation activities or the expansion of existing operations, an EIA should be approved.  This process of authorization involves public hearings in the place where the project is located and, in general, should conclude within a term of 120 calendar days, although such process can require between eight months and one year.

Holders of mining activities performing mining exploration shall conduct remediation works of disturbed areas, as part of the progressive closure of the project.  Likewise, they are required to undertake the final closure and post closure actions as set forth in the terms and conditions in the approved environmental instrument.

If the holder carries out mining exploration activities involving the removal of more than 10,000 tonnes of material, or more than 1,000 tonnes of material with a potential neutralization ("PN") over potential acidity (“PA”) relation lower than 3 (PN/PA<3), then they shall be required to file a Mine Closure Plan (“MCP”) along with the corresponding environmental instrument, as well as to establish a financial guarantee to secure compliance with such MCP.

Holders of mining exploitation activities must file a MCP before the MEM within one year of the approval of their EIA.  The MCP must be implemented from the beginning of the mining operation.  Semi-annual reports must be filed evidencing compliance with the MCP.  An environmental guarantee covering the MCP’s estimated costs is also required to be granted.

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

Employees

We have no full-time employees at the present time.  Our executive officers do not devote their services full time to our operations.  We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.  As of December 31, 2009, we engaged approximately 21 contractors that provided work to us on a recurring basis.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

Constitution Mining SA is a subsidiary entity which was registered with the General Inspection of Corporations in Argentina on March 4, 2008 and formed for the purpose of acquiring and exploring natural resource properties in Argentina.

We own a 50% interest in the issued and outstanding stock of Bacon Hill Invest Inc. (“Bacon Hill”), a corporation incorporated under the laws of Panama.  The remaining 50% interest in the issued and outstanding stock of Bacon Hill is owned by Temasek Investments Inc., a company incorporated under the laws of Panama.  Bacon Hill indirectly owns the mineral and mineral rights to certain properties located in Peru held by its subsidiary, Compañía Minera Marañón S.A.C.

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

As noted in our financial statements, we have incurred a net loss of $16,662,828 for the period from inception on March 6, 2000 to December 31, 2009 and have no present source of revenue.  At December 31, 2009, we had a working capital deficiency of $14,807,730.  As of December 31, 2009, we had cash and cash equivalents in the amount of US $205,125.  We will have to raise additional funds to meet our currently budgeted operating requirements for the next twelve months.

The audit report of James Stafford, Inc., Chartered Accountants, for the fiscal year ended December 31, 2009 and 2008 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time.

We own the options to acquire the mining and mineral rights underlying certain properties and if we fail to perform the obligations necessary to exercise these options we will lose our options and cease operations.

We hold options to acquire the mineral and mining rights underlying certain properties located in northeastern Peru, subject to certain conditions.  If we fail to meet the requirements of the amended agreement under which we acquired such options, including any payments and/or any exploration obligations that we have regarding these properties, we may lose our right to exercise the options to acquire the mineral and mining rights underlying these properties.  If we do not fulfill these conditions, then our ability to commence or continue operations could be materially limited.  In addition, substantially all of our assets will be put into commercializing our rights to the areas covered by these options.  Accordingly, any adverse circumstances that affect the areas covered by these option agreements and our rights thereto would affect us and your entire investment in shares of our common stock.  If any of these situations were to arise, we would need to consider alternatives, both in terms of our prospective operations and for the financing of our activities.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash-flow positive, or raise additional debt and/or equity capital.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures, including ceasing operations.

We have a limited operating history and have incurred losses that we expect to continue into the future.

We have not yet located any mineral reserve, nor are there any proven reserves on any of the properties for which we hold options, and we have never had any revenues from our operations.  In addition, we have a very limited operating history upon which an evaluation of our future success or failure can be made.  We have only recently taken steps in a plan to engage in the acquisition of interests in exploration and development properties, and it is too early to determine whether such steps will prove successful.  Our business plan is in its early stages and faces numerous regulatory, practical, legal and other obstacles.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition.

No assurances can be given that we will be able to successfully complete the purchase of mining rights to any properties, including the ones for which we currently hold options.  Our ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, our ability to (i) identify and acquire properties or interests therein that ultimately have probable or proven mineral reserves, (ii) sell such mining properties or interests to strategic partners or third parties or commence the production of a mineral deposit, (iii) produce and sell minerals at profitable margins and (iv) raise the necessary capital to operate during this possible extended period of time.  At this stage in our development, it cannot be predicted how much financing will be required to accomplish these objectives.

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

We presently do not have sufficient capital to exercise our options to acquire the mineral and mining rights underlying certain property located in northeastern Peru.  Although management believes that sources of financing are available to complete the acquisition of these property interests over time, no assurances can be given that these financing sources will ultimately be sufficient or available when required.  Other forms of financing, if available, may be on terms that are unfavorable to our stockholders.

As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we may find it difficult to raise debt financing from traditional lending sources.  We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so.  If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities.  If any of these were to occur, there is a substantial risk that our business would fail.

Our proposed acquisition of certain mining claims and leasehold interests for exploration properties located in Nevada is subject to numerous conditions and contingencies.

On December 2, 2009, we entered into a letter of intent with Seabridge Gold Inc., a Canadian corporation (“Seabridge”), to acquire all of Seabridge’s interests in certain mining claims and leasehold interests for certain exploration properties located in Nevada.  The parties are negotiating the final terms of a definitive agreement.  The terms of the definitive agreement being negotiated between the parties contemplates that closing of the transaction is anticipated to occur on or about May 15, 2010.  Closing of the transaction is subject to a number of conditions and contingences, including the following:

•	the approval of the parties’ respective board of directors; and

•	receipt of all necessary third party consents, approval and waivers.

We can give no assurance that these and other conditions will ever be satisfied to allow us to complete the proposed acquisition in accordance with the proposed terms or at all.

In the event that we successfully complete the proposed acquisition of certain mining claims and leasehold interests for exploration properties located in Nevada, the consideration payable on the closing of this transaction would have a significant adverse impact on our resources.

On December 2, 2009, we entered into a letter of intent with Seabridge to acquire all of Seabridge’s interests in certain mining claims and leasehold interests for certain exploration properties located in Nevada.  The consideration for these exploration properties was contemplated in the letter of intent to consist of the following:  staged cash payments totaling $3 million; a $1 million convertible debenture; and 3 million shares of our common stock.  We have to raise additional funds to meet our currently budgeted operating requirements for the next twelve months and presently would be unable to meet any obligations we may incur in connection with the contemplated acquisition of Seabridge’s interests in certain mining claims and leasehold interests for exploration properties located in Nevada.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures including ceasing operations.  Even if we succeed in raising additional capital in the near future, the consideration payable on the closing of the contemplated transaction with Seabridge would have a significant adverse impact on our resources and may still result in the need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures including ceasing operations

Our success is dependent upon a limited number of people.

The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our management team.  The loss of the services of any member of our management could have a material adverse effect on us.

Our business will be harmed if we are unable to manage growth.

Our business may experience periods of rapid growth that will place significant demands on our managerial, operational and financial resources.  In order to manage this possible growth, we must continue to improve and expand our management, operational and financial systems and controls, particularly those related to subsidiaries that will be doing business in Peru.  We will need to expand, train and manage our employee base and/or retain qualified contractors.  We must carefully manage our mining exploration activities.  No assurances can be given that we will be able to timely and effectively meet such demands.

We may not be able to attract and retain qualified personnel necessary for the implementation of our business strategy and mineral exploration programs.

Our future success depends largely upon the continued service of board members, executive officers and other key personnel.  Our success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Peru.  Personnel represents a significant asset, and the competition for such personnel is intense in the mineral exploration industry.  We may have particular difficulty attracting and retaining key personnel in the initial phases of our operations, particularly in Peru.

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

Some of our officers and directors are located outside of the United States, you may have no effective recourse against our us or our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Risks Associated With Mining

All of our properties are in the exploration stage.  There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities.  Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration.  If we do not discover any mineral resource in a commercially exploitable quantity, our business will fail.

We have not established that any of our properties contain any commercially exploitable mineral reserve, nor can there be any assurance that we will be able to do so.  If we do not, our business will fail.  A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability, our mineral resource property does not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

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

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure, such as a smelter, roads and a point for shipping, government regulation and market prices.  Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

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

We believe that we are in compliance with all material laws and regulations that currently apply to our activities, but there can be no assurance that we can continue to do so.  Current laws and regulations could be amended and we might not be able to comply with them, as amended.  Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms.  To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral reserve on any of our properties, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the reserve and our business could fail.

If we do discover a mineral reserve on any of our properties, we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure.  Although we may derive substantial benefits from the discovery of a reserve, there can be no assurance that it will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis.  If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Because our property interest and exploration activities in Peru are subject to political, economic and other uncertainties, situations may arise that could have a significantly adverse material impact on us.

Our activities in Peru are subject to political, economic and other uncertainties, including the risk of expropriation, nationalization, renegotiation or nullification of existing contracts, mining licenses and permits or other agreements, changes in laws or taxation policies, currency exchange restrictions, changing political conditions and international monetary fluctuations.  Future government actions concerning the economy, taxation, or the operation and regulation of nationally important facilities such as mines could have a significant effect on our plans and on our ability to operate.  No assurances can be given that our plans and operations will not be adversely affected by future developments in those jurisdictions where we hold property interests.

Because we presently do not carry title insurance and do not plan to secure any in the future, we are vulnerable to loss of title.

We do not maintain insurance against title.  Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties.  Disputes over land ownership are common, especially in the context of resource developments.  We cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties.  The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title.  As a result, any claims against us may result in liabilities we will not be able to afford, resulting in the failure of our business.

Because we are subject to various governmental regulations and environmental risks, we may incur substantial costs to remain in compliance.

Our activities in Peru are subject to Peruvian and local laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials.  Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off.  No assurances can be given that such environmental issues will not cause our operations in the future to fail.

The Peruvian and/or local government in the jurisdictions where we currently hold property interests could require us to remedy any negative environmental impact.  The costs of such remediation could cause us to fail.  Future environmental laws and regulations could impose increased capital or operating costs on us and could restrict the development or operation of any mines.

We have, and will in the future, engage consultants to assist us with respect to our operations in Peru.  We are beginning to address the various regulatory and governmental agencies, and the rules and regulations of such agencies, in connection with the options for the properties in Peru.  No assurances can be given that we will be successful in our efforts.  Further, in order for us to operate and grow our business in Peru, we need to continually conform to the laws, rules and regulations of such country and local jurisdiction where we operate.  It is possible that the legal and regulatory environment pertaining to the exploration and development of mining properties will change.  Uncertainty and new regulations and rules could dramatically increase our cost of doing business, or prevent us from conducting our business; both situations could cause us to fail.

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

Risks Associated With Our Common Stock

Trading on the over-the-counter bulletin board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the over-the-counter bulletin board service of the Financial Industry Regulatory Authority (the “OTCBB”).  Trading in stock quoted on the OTCBB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTCBB is not a stock exchange, and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex.  These factors may result in investors having difficulty reselling any shares of our common stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Indemnification of officers and directors.

Our Articles of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our stockholders therefore will have only limited recourse against the individuals.

ITEM 1B.      Unresolved Staff Comments.

None.

ITEM 2.         Properties.

Description of our Mineral Property Interests

The Peru Property

Our property interests located in Peru are in the exploration stage.  These properties are without known reserves and the proposed plan of exploration detailed below is exploratory in nature.  These properties are described below.

We entered into a Mineral Right Option Agreement with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama, on September 29, 2008 (the “Effective Date”), as amended and supplemented by Amendment No. 1, dated May 12, 2009 (“Amendment No. 1”) and Amendment No. 2, dated October 29, 2009 (“Amendment No. 2”) (collectively, the “Option Agreement”), in order to acquire four separate options from Temasek, each providing for the acquisition of a twenty-five percent interest in certain mineral rights (the “Mineral Rights”) in certain properties in Peru, potentially resulting in the Company's acquisition of one hundred percent of the Mineral Rights upon exercise of all four options.  The Mineral Rights are currently owned by Compañía Minera Marañón S.A.C. (“Minera Marañón”).  Bacon Hill Invest Inc. (“Bacon Hill”), a corporation incorporated under the laws of Panama, owns 999 shares of the 1,000 shares of Minera Marañón that are issued and outstanding.  Temasek owns the single remaining share of Minera Marañón.  The acquisition of each twenty-five percent interest in the Mineral Rights will occur through the transfer by Temasek to us of twenty-five percent of the outstanding shares of Bacon Hill upon exercise of each option.

A description of the Mineral Rights is set forth below:

Name	Area (hectares)	Dept.	Province	Province	Observation
Aixa 2	1000	Loreto	Datem del Marañon	Manseriche
Alana 10	900	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 11	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 12	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 13	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 14	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 15	800	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 16	800	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 17	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 18	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 19	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 4	900	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 5	700	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 6	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 7	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 8	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Alana 9	1000	Loreto	Datem del Marañon	Manseriche	Fully overlap Zona de Amortiguamiento ANP
Bianka 5	1000	Loreto	Datem del Marañon	Manseriche
Castalia 1	1000	Loreto	Datem del Marañon	Manseriche
Castalia 2	1000	Loreto	Datem del Marañon	Manseriche
Castalia 3	500	Loreto	Datem del Marañon	Manseriche

Name	Area (hectares)	Dept.	Province	Province	Observation
Delfina 1	900	Amazonas	Condorcanqui	Nieva	Partially overlap Zona de Amortiguamiento ANP
Delfina 2	900	Amazonas	Condorcanqui	Nieva	Partially overlap Zona de Amortiguamiento ANP
Delfina 3	1000	Amazonas	Condorcanqui	Nieva	Partially overlap Zona de Amortiguamiento ANP
Delfina 4	700	Amazonas	Condorcanqui	Nieva	Partially overlap Zona de Amortiguamiento ANP
Delfina 5	1000	Amazonas	Condorcanqui	Nieva	Partially overlap Zona de Amortiguamiento ANP
Mika 1	600	Loreto	Datem del Marañon	Manseriche
Mika 10	900	Loreto	Datem del Marañon	Manseriche	Partially overlap Zona de Amortiguamiento ANP
Mika 2	1000	Loreto	Datem del Marañon	Manseriche
Mika 3	900	Loreto	Datem del Marañon	Manseriche
Mika 4	1000	Loreto	Datem del Marañon	Manseriche
Mika 5	1000	Loreto	Datem del Marañon	Manseriche
Mika 6	1000	Loreto	Datem del Marañon	Manseriche
Mika 7	900	Loreto	Datem del Marañon	Manseriche
Mika 8	1000	Loreto	Datem del Marañon	Manseriche	Partially overlap Zona de Amortiguamiento ANP
Mika 9	1000	Loreto	Datem del Marañon	Manseriche
Rosalba 1	900	Loreto	Datem del Marañon	Manseriche
Rosalba 2	900	Loreto	Datem del Marañon	Manseriche
Rosalba 3	1000	Loreto	Datem del Marañon	Manseriche
Rosalba 4	1000	Loreto	Datem del Marañon	Manseriche
Rosalba 5	1000	Loreto	Datem del Marañon	Manseriche - Barranca

We exercised the initial twenty-five percent option, which provided for the acquisition of a twenty-five percent interest in the Mineral Rights, by paying Temasek a total of $750,000 and issuing 2,000,000 shares of our common stock to Temasek, on or about October 23, 2008 in accordance with the terms of the Option Agreement.

We exercised the second twenty-five percent option, resulting in our acquisition of an aggregate of a fifty percent interest in the Mineral Rights, by paying Temasek an additional $750,000 and issuing an additional 2,500,000 shares of our common stock to Temasek, on or about November 2, 2009 in accordance with the terms of the Option Agreement.

Under the terms of the Option Agreement, we may exercise the third twenty-five percent option, resulting in our acquisition of a seventy-five percent interest in the Mineral Rights, after we have fulfilled the following conditions:

•
Exercise of the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, within 13 months from the Effective Date  (October 29, 2009) or as soon as practicable thereafter, (which event occurred November 2, 2009);

•
Issuance of an additional 2,000,000 shares of our common stock to Temasek, or to an assignee as indicated by Temasek, within 13 months as from the Effective Date (October 29, 2009) or as soon as practicable thereafter (which shares were issued in November 2009); and

•	Payment of an additional $3,000,000 to Temasek on or before March 31, 2010.

We will require additional financing in order to be able to exercise the third twenty-five percent option.  There can be no assurance that we will be successful in securing the necessary funding to exercise the third twenty-five percent option.  Provided we are successful in securing additional financing, we intend to exercise the third twenty-five percent option on or before March 31, 2010.  In the event that we are unable to secure additional financing in order to be able to exercise the third twenty-five percent option in the time frame set forth above or secure an extension for payment, our ownership interest in the Mineral Rights may be limited to our current fifty percent interest.

We may exercise the fourth twenty-five percent option, resulting in our acquisition of a one hundred percent interest in the Mineral Rights, after fulfilling the following conditions within eighteen months of the Effective Date (March 29, 2010):

•	Payment of an additional $5,000,000 to Temasek, and

•	Issuance of an additional 4,000,000 additional shares of our common stock to Temasek.

We will require additional financing in order to be able to exercise the fourth twenty-five percent option.  There can be no assurance that we will be successful in securing the necessary funding to exercise the fourth twenty-five percent option.  Provided we are successful in securing additional financing, we intend to exercise the fourth twenty-five percent option within eighteen months of March 29, 2010.  In the event that we have exercised the third twenty-five percent option, but are unable to secure sufficient financing in order to be able to exercise the fourth twenty-five percent option in the time frame set forth above, our ownership interest in the Mineral Rights may be limited to a seventy-five percent interest, provided we have completed the exercise of the third twenty-five percent option.

If we are able to fulfill the conditions set forth above, resulting in our acquisition of a one hundred percent interest in the Mineral Rights, Temasek will hold its single share of Minera Marañón in trust for our sole benefit and hold the share strictly in accordance with our instructions.

In the event that we are able to acquire a one hundred percent interest in the Mineral Rights, Temasek would then be entitled to an annual 2.5% net returns royalty related to the Mineral Rights.  However, if we pay Temasek $2,000,000 within ninety days of our acquisition of a one hundred percent interest in the Mineral Rights, Temasek will only be entitled to an annual 1.0% net returns royalty related to the Mineral Rights.

If we fail to exercise the third twenty-five percent option, resulting in our continuing to hold our current fifty percent interest in the Mineral Rights but failing to acquire a one hundred percent interest in the Mineral Rights, the Option Agreement provides that we and Temasek will form a joint venture for the purpose of placing the Peru Property into commercial production.  In the event that we enter into a joint venture agreement with Temasek, our responsibilities under the joint venture would include developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If we enter into a joint venture with Temasek, but do not develop a feasible mining project within three years of the Effective Date (September 29, 2011), we will be required to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek’s net return royalty on the Mineral Rights.

Expansion of Peru Property

On January 25, 2010 (the “Effective Date”), we entered into a Mineral Rights Option Agreement (the “Option Agreement”) with Temasek.  Pursuant to the Option Agreement, we acquired three separate options from Temasek, each providing for the acquisition of an approximately one-third interest in certain mineral rights (the “Mineral Rights”), in certain properties in Peru (the “Peru Property”) that abut the other property interests we already have in Peru described above.  Pursuant to the Option Agreement, the exercise of all three options would result in our acquisition of one hundred percent of the Mineral Rights.  The Mineral Rights are currently owned by Minera Saramiriza S.A.C. (“Minera Saramiriza”), a corporation incorporated under the laws of Peru.  Woodburn Investments, Inc. (“Woodburn”), a wholly-owned subsidiary of Temasek, owns 999 shares of the 1,000 shares of Minera Saramiriza that are issued and outstanding.  Temasek owns the single remaining share of Woodburn.  Our acquisition of each thirty-three percent interest in the Mineral Rights is structured to occur through the transfer to us of thirty-three percent of the outstanding shares of Woodburn upon the exercise of each of the three options.

A description of the Mineral Rights is set forth below:

Name	Area (ha)	Department	Province	District	Observation
Aixa 1	1000	Loreto	Datem del Marañon	Manseriche
Alana 1	600	Loreto	Datem del Marañon	Manseriche-Morona	Overlaps 010188704, 010188604, 010188504
Alana 2	600	Loreto	Datem del Marañon	Manseriche- Morona
Alana 3	800	Loreto	Datem del Marañon	Manseriche	Overlaps 010045107
Casandra 1	1000	Loreto	Datem del Marañon	Barranca-Manseriche
Casandra 2	1000	Loreto	Datem del Marañon	Barranca- Morona
Casandra 3	900	Loreto	Datem del Marañon	Barranca- Morona
Casandra 4	1000	Loreto	Datem del Marañon	Barranca
Casandra 5	1000	Loreto	Datem del Marañon	Barranca

We may exercise the initial option to acquire a thirty-three percent interest in the Mineral Rights by fulfilling the following conditions:

•	Issuance of 500,000 shares of our common stock to Temasek within thirty (30) days from the Effective Date (issued March 19, 2010);

•	Payment of $250,000 to Temasek within twelve months of the Effective Date; and

•	Issuance of 1,000,000 shares of our common stock to Temasek or its designee within twelve months of the Effective Date.

We may exercise the second option to acquire the second, thirty-three percent interest in the Mineral Rights, resulting in the acquisition of a sixty-six percent interest in the Mineral Rights, by fulfilling the following conditions:

•	Exercise of the initial option to acquire a thirty-three percent interest in the Mineral Rights;

•	Payment of an additional $1,000,000 to Temasek within twenty-four months of the Effective Date; and

•	Issuance of an additional 1,000,000 shares of our common stock to Temasek or its designee within twenty-four months from the Effective Date.

We may exercise the third option to acquire the final, thirty-four percent interest in the Mineral Rights, resulting in the acquisition of a one-hundred percent interest in the Mineral Rights, by fulfilling the following conditions:

•	Exercise of the first and second options to acquire an aggregate sixty-six percent interest in the Mineral Rights;

•	Payment of an additional $2,000,000 to Temasek within thirty-six months of the Effective Date; and

•	Issuance of an additional 2,000,000 shares of our common stock to Temasek or its designee within thirty-six months from the Effective Date.

Upon our acquisition of a 100% interest in the Mineral Rights, Temasek is entitled to an annual 2.5% net returns royalty.  However, if we pay Temasek an additional $2,000,000 within ninety (90) days of its acquisition of a 100% interest in the Mineral Rights, Temasek will only be entitled to an annual 1.0% net returns royalty from us.

If we exercise the second, thirty-three percent option, resulting in the acquisition of a sixty-six percent interest in the Mineral Rights, but fail to exercise the final option and fail to acquire a 100% interest in the Mineral Rights, we and Temasek will form a joint venture in which we will be wholly responsible for developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If we do not develop a feasible mining project within three years of the Effective Date, we will be required to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek's net return royalty.

Exploration Program

Shortly after our acquisition of the Peru property in September 2008, we commenced the initial stages of our exploration and development program and have carried out the following activities to date:

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

The principle objective of our planned exploration and development program is to bring a dredge and appropriately matched floating plant onto the property to assist us in conducting trial mining tests which requires that we undertake the following actions:

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

An exploration base and a field laboratory have been set up in the town of Saramiriza and we are currently reviewing the on-going exploration program given the experience gained in the last year of operating in this difficult terrain.

In the first quarter of 2009, a Churn drill and ancillary equipment were purchased in the United States and shipped to Peru.  The equipment cost approximately $85,000 and we acquired such funds through the issuance of securities in private equity offerings.  After the process of importation and transport to site, the initial phase of the drilling program on the project commenced in late July 2009.  Drilling capabilities were increased by the purchase of a second-hand Bangka drilling rig at a cost of $15,000.  Two addditional Bangka drill are being manufactured for delivery in April 2010.

Gold bearing gravels were intersected in virtually all of the twenty seven (27) holes drilled to date with the better mineralized horizons returning values in the 60 to 200 mg/m3 range (generally, grades in excess of 60 mg/m3 are considered economically viable) with reconnaissance holes up to 15 km apart indicating the widespread distribution of gold throughout the Marañón basin.

Concurrent with the drilling, pitting has been carried out at locations where significant gold mineralization was encountered in drilling.  Pitting on the same site as one of the Bangka holes gave comparable gold values for the bulk sample from the pit and the Bangka drill sample, 213 mg/m3 and 208 mg/m3 respectively, indicating that Bangka drilling appears to be an effective evaluation method.  In addition, river bank gravel outcrops and artisanal mine workings have been channel sampled and sedimentological studies have been carried out.  Again, virtually all samples taken in these programs have contained some level of gold.  Channel sampling of exposures in artisanal workings in paleo channels indicate average grades in the range of 120 to 350 mg/m3 with local accumulations of gold up to 550 mg/m3.

We believe that additional drilling is required to better quantify the boundaries of the alluvial gold mineralization and identify concentrations associated with paleo channels.  We caution that the drill results previously reported do not in any way indicate the presence of a commercially viable mineral deposit.  There is no assurance that a commercially viable mineral deposit exists on the properties underlying our mineral property interests in Perú and a great deal of further exploration is required before a final evaluation as to the economic and legal feasibility of future exploration is determined.

Detailed processing of the heavy mineral concentrates from the samples indicates a relationship between gold values and magnetite content, the two minerals being deposited together in “alluvial traps” (paleo channels) within the Marañón’s immense braided river system.  The association of the gold with magnetic minerals provides a potential means of locating concentrations of mineralization.  During the first quarter of 2010, we completed ground magnetic surveys over areas where mineralized gravels have been identified in order to obtain a “magnetic fingerprint”.  Based on these results, we are planning an aggressive  three month drill program at an estimated cost of US$300,000  As a further aid in understanding the sedimentological history of the Marañón river system and identifying target areas, we are obtaining Palsar Synthetic Aperture Radar imagery. This radar based satellite technology penetrates vegetation cover and is superior to multispectral satellite imagery in providing detailed surface morphology, essential when interpreting paleo river systems.

In the fourth quarter of 2009, we retained the services of an internationally recognized alluvial expert to direct and monitor the on-going exploration program, review results and ensure procedures conform to industry standards.

We have developed and outline above the initial stages of an extensive plan of exploration with the principal objective of determining whether minerals that exists on the property are of sufficient quantity to support commercial production.  We have commenced our planned exploration program, but must secure additional financing in the near future in order to be able to sustain any drilling activity or we will be forced to cease our exploration and development program.

In addition to the foregoing, we intend to carry out the geophysical evaluation of the property and plan to continue drilling and test pitting for a period of at least 18 months.  If we are unable to secure additional financing in the near future, we will be unable to sustain any drilling activity and be forced to cease our exploration and development program.  Our plans currently anticipate that an additional two hundred (200) holes will be drilled to a depth of 50m at 100m centers in the area of known mineralization, with a view toward developing a reserve.  The objective of this drilling is to define resources of sufficient size to sustain a fleet of high capacity dredges and floating plants in the future.  Bulk samples collected by excavating small pits and shafts will be required for metallurgical testing as well as to confirm drill results.  At the same time, mine development planning, process design, and other engineering studies will be conducted with a view to completing a feasibility study within a twenty-four month period.  Permitting is anticipated to be initiated as early in the exploration and development cycle as possible, so that trial or pilot dredging can be started as soon as feasibility has been established.

Our current cash on hand is insufficient to complete any of the activities set forth in our planned exploration program.  If we are unable to secure additional financing in the near future, we will be forced to cease our exploration and development program.  Provided that we are able to secure additional financing, we anticipate that we will incur the following costs for the next twelve months:

Activity	$USD
PROJECT COSTS:
Property-related costs	148,800
Environmental/Social permits	593,100
Exploration	1,015,094
Field costs	263,708
Travel expenses	154,160
Community Relations	211,429
Administration on site	69,857
Personnel	439,674
ADMINISTRATION	268,480
EQUIPMENT PURCHASE	334,000
TOTAL	$3,498,302

Location and Access

At this time, the Gold Sands Project in Peru is our principal project.  It comprises an area of 46,100 ha (461 square kilometers) along the interface of the Andean chain and the Amazon foreland basin in northeastern Peru.  We have established land positions in two out of the three alluvial camps that exist in this area (the Alegría, Condorcanqui, and Manseriche Alluvial Camps).  Of these, the Manseriche Camp is the largest.  These camps straddle the boundary of the Loreto (eastern) and Amazonas (western) departments of Northeastern Peru approximately 350 kilometers from the regional center of Iquitos (population 400,000) which lies on the Amazon River.  Both Iquitos to the east, as well as Tarapoto to the south are served with daily flights from Lima.  The project area can be reached from either of these towns by charter flights while supplies and heavy equipment can be barged in from either Yurimaguas (on the Rio Huallaga) or Iquitos, or trucked in from Bagua on a fair weather road to the village of Saramiriza located in the center of the Manseriche Alluvial Camp along the southwestern bank of the Rio Marañón, roughly in the center of the project area.  We have established a logistics and administration base and field laboratory in the village of Saramiriza located in the center of the Manseriche field on the southeastern bank of the Rio Marañón.

The following map shows the general location of the Mineral Rights we initially acquired:

N
W
E
S
Legend
Compañía Minera Marañón
Other Companies
Property Map
Compañía Minera Marañón SAC
10,000
5,000
0
10,000
Meters
170000
190000
210000
230000
250000
270000
9530000
9520000
9510000
9500000
9490000
9480000
9470000
9460000

The following map shows the general location of the mineral rights that abut the Mineral Rights depicted above which we acquired to expand our property interests in Peru:

Property Map
Minera Saramiriza SAC
N
W
E
S
Legend
Minera Saramiriza SAC
Other Companies
0
5,000
10,000
Meters
230000
250000
270000

12 of 14

Previous Exploration History

A description of the work carried out on the property which comprises the Mineral Rights since its discovery is as follows:

Year	Description of Prior Exploration Work
1940s	A German company operated a 10 meter dragline some 10 kilometers downstream from Saramiriza at Puerto Elisa. This company left as a consequence of World War II.
1979-80	Cia Panasa exploited the El Banco Island, 14 kilometers northwest from Saramiriza. Heavy earth moving equipment was used with positive results.
1983	A group of Canadians operated a small suction dredge south of Saramiriza near the oil pipeline. They retired for technical and judicial reasons resulting from their proximity to the pipeline.
1989	Mutiferros SA, a Brazilian company, introduced four suction dredges, but discovered that suction dredges were inappropriate.
1990-92
Cia Monica de Iquitos drilled off a 1000 ha lease and proved-up grades of some 300mg/m3 to a depth of 32 meters.  They were unable to finance the project, and the lease was abandoned. This lease was subsequently picked-up by Lomas del Marañón SA in 1995.

1994
Matsag Minerals, a company controlled by Glencor of Switzerland, acquired a number of leases near Puerto Elisa covering a large abandoned meander where the river had straightened its course subsequent to 1954.  They installed a three-foot bucket line dredge which was intended as a bulk sampling tool, although no drilling was done.  These leases were subsequently acquired by Lomas del Marañón.

1995-97	Lomas del Marañón installed a good camp and operated a floating backhoe/ washing plant which was operated despite a poorly designed treatment plant of sluices which gave low recoveries.
1998	IHC Meerwede of Holland undertook preliminary metallurgical test work and engineering studies.
1999-2000
Brazilian private interests, under the technical direction of an experienced and well regarded alluvial engineer Peter Rich, established viability and attempted to get the project financed in Canada. This work was then checked by a Russian consulting company, Sojuzkarta, which used a ten inch rotary helicoid drill to check holes down to 18 meters.  In addition, they took bulk samples by backhoe.  Their drill results as well as those from the collection of 85 m3 bulk samples were used to estimate a grade of 295 mg/m3 using a finess of 850 for correction to pure gold.  This number is considered to be an underestimate as recovery was done utilizing 12 m X 0.7m sluices with jute carpets which would not have been effective for the recovery of fine gold.  Due to the low gold price at the time, as well as the conservative approach adopted by major mining companies, the project failed to get traction.

2007-08
Temasek Investments Inc, reacting to recommendations originally made by Peter Rich, consolidated the project area by staking additional ground in the Alegria, Condorcanqui, and Manseriche Alluvial Camps.

Geology and Mineralization

According to reports of the Ministry of Mines & Energy (MEM), Peru annually produces some six million ounces of gold.  Of this, nearly fifty percent  is derived from Peru’s largest gold mine, Yanacocha (Newmont), and close to ten percent comes from the alluvial workings in the Madre de Dios river system.  Alluvial production in Peru has recently risen from about 200000 oz Au in 1991 to over 500000 oz Au in 2005.

Although Peru has numerous small alluvial gold occurrences, it is generally agreed that there are only four major alluvial gold fields: Marañón-Santiago, Iquitos, Ucayali, and Madre de Dios.  Large scale alluvial gold deposits tend to form in environments associated with convergent plate boundaries, particularly at the interface between fold belts and foreland basins.  In addition, a necessary requirement for the development of such gold deposits is a metaliferous (gold-rich) hinterland and a river system that can transfer gold from the zone of production in the upper reaches of the drainage basin, along the main trunk of the river system (zone of transfer) to the zone of deposition, usually where the river profile flattens-out at the limit between the highlands and alluvial plains.

In the case of the Manseriche Alluvial Camp, the Marañón and Santiago rivers rise from peak elevations of 2900 meters and 3500 meters respectively, and travel a distance of some 900 kilometers before converging at the Manseriche Gorge which lies at an elevation of 170 m asl.  From there, the Marañón (and later the Amazon) must travel another 4000 kilometers before reaching the Atlantic Ocean.  With respect to a metalliferous hinterland, the Marañón-Santiago drainage basin is home to some of the largest gold deposits and gold mining operations in the world.  These include Newmont’s Yanacocha (40 m oz Au), Goldfield’s Cerro Corona (which currently produce 350000 oz Au per annum), and Aurelian’s Fruta del Norte deposit (14 m oz Au).

While the geology of the project area has no effect on the gold mineralization other than the morphological control of the Rio Marañón, it is the sequence of geological events which has importance in the formation of the “gold sands” in the Manseriche Camp.

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

The sequence of constant erosion, glacio-fluvial concentration, fluvial transport, collection in an intermediate (or series of intermediate) basin(s), and final alluvial concentration in the Rio Marañón flood plain, provided the mixing and concentration which accounts for the regular gold values in the sands and gravels as indicated by the report compiled by Cia Monica de Iquitos.

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

We reviewed our available alternatives and canvassed a number of qualified parties in an attempt to dispose of our interests in the Argentinean properties for value.  As a result of our inability to locate an interested party to enter into a transaction to dispose of our interests in the Argentinean Properties for value, we determined to terminate each of the assignment agreements under which we held the option to acquire the mineral and mining rights underlying these Argentinean properties.  We determined that terminating these assignment agreements at this time was in our best interests in order to avoid incurring any additional obligations under each of the respective assignment agreements.  In November 2009, we sent each of the notice of termination letters.  The termination of the assignment agreement relating to Atena and Amira-Esparta Properties was effective immediately and the termination date of the assignment agreement relating to the Cerro Amarillo Property was effective thirty days following the date of the termination notice.

As a result of our termination of each of the assignment agreements under which we held the option to acquire the mineral and mining rights underlying properties located in the Salta and Mendoza provinces of Argentina, our rights under these agreements reverted back to the assignor and we are not be entitled to recover any of the consideration we have paid, which is an aggregate of 4,100,000 shares of our common stock and $70,000 in cash.  Proyectos Mineros S.A. (“PMSA”) (formerly Recursos Maricunga S.A.) is the assignor for each of the properties located in the Salta and Mendoza provinces of Argentina.  Dr. Willem Fuchter, who served as our Chief Executive Officer and member of our board of directors from January 10, 2008 until his resignation from both positions on September 25, 2009, is the president and director of PMSA and holds a 50% ownership interest in the voting securities of PMSA.

Letter of Intent

On December 2, 2009, we entered into a letter of intent with Seabridge Gold Inc., a Canadian corporation (“Seabridge”), to acquire all of Seabridge’s interests in certain mining claims and leasehold interests for exploration properties located in Nevada.  The properties subject to the contemplated transaction comprise interests in 2,141 claims in Nevada covering more than 30 exploration projects with known gold occurrences.  Most of the claims are situated in Nevada's prolific Walker Lane gold belt.  Closing of the transaction, which was anticipated to occur on or about January 31, 2010, is subject to satisfactory completion of both parties’ due diligence, regulatory approval and the execution of a binding definitive agreement.

On February 24, 2010, we extended the letter of intent we entered into with Seabridge in recognition that final documentation and legal due diligence for the transaction has not yet been completed.  The parties are negotiating the final terms of a definitive agreement.  The terms of the definitive agreement being negotiated between the parties contemplates that closing of the transaction is anticipated to occur on or about May 15, 2010.  Closing of the transaction is subject to a number of conditions and contingences, including the following:

Based on the letter of intent, the purchase price for the exploration properties is anticipated to consist of three elements: (1) staged cash payments totaling $3,000,000; (2) a $1,000,000 million convertible debenture; and (3) 3,000,000 shares of our common stock.

The letter of intent and the subsequent extension contemplates that $3,000,000 in cash would be payable as follows:  $200,000 payable immediately upon execution of the letter of intent; $800,000 payable upon the closing of the sale of the exploration properties; $1,000,000 payable on April 30, 2010 and the final $1,000,000 would be payable pursuant to the terms of a secured promissory note due on the first anniversary of the closing, of the transaction, with accrued interest at 8% per year.

The letter of intent contemplates that the $1,000,000, two-year secured convertible debenture would be due on the second anniversary of the closing of the transaction and would accrue interest at 8% per year, payable quarterly.  The debenture would be redeemable by us at any time prior to maturity upon payment of $1,250,000.  If not redeemed, the debenture and any accrued interest are convertible by Seabridge into common shares of our common stock at $1.00 per share.  Our obligations as contemplated under the promissory note and the debenture would be secured by the exploration properties purchased in the transaction.

The letter of intent contemplates that 3,000,000 shares of our common stock would be issued in two separate tranches.  The first tranche, consisting of 1,000,000 shares, would be issued on the closing of the sale of the properties.  The second tranche, consisting of 2,000,000 shares, would be issued, but held in escrow until the third anniversary of the closing or until confirmation that the properties host a measured and indicated gold resource of 1 million ounces or more, whichever occurs first.

Closing of the transaction, which is anticipated to now occur on or about May 15, 2010, is subject to a number of conditions and contingences, including the following:

•	the negotiation of a definitive merger agreement on terms acceptable to both parties;

•	the approval of the parties’ respective board of directors; and

•	receipt of all necessary third party consents, approval and waivers.

We are in the process of negotiating towards the successful completion of the proposed acquisition, but we can give you no assurance that these and other conditions will ever be satisfied to allow us to complete the proposed acquisition.

ITEM 3.    Legal Proceedings.

None.

ITEM 4.    (Removed and Reserved).

Executive Officers of the Registrant

Name	Age	Officers
Michael Stocker	41
Dr. Michael Stocker has served as our President, Chief Executive Officer, and Principal Executive Officer since January 2010.  Dr. Stocker also served as Chairman of our board of directors from October 2008 to January 2010.  Dr. Stocker holds an MBA, and a PhD in Impact Analysis for Small and Medium Sized Company Development Programs from the University of Saint Gallen, Switzerland.  He also holds an MBA from the Community of European Management Schools, EVADE University, Barcelona, Spain.  Between 1992 and 1995, Dr. Stocker was responsible for the development of methodologies and the execution of impact analysis in Latin America for FUNDES International, a private organization for the sustainable development of small and medium sized companies in Latin America.  Between 1995 and 1997, he was Regional Manager of PROPEL, a private eco-efficient technologies consulting firm in Latin America, with headquarters in Bogotá, Colombia.  From 1997 to 2000, he worked as Senior Consultant for the Boston Consulting Group (BCG), in its offices in Mexico, Spain and Switzerland.  His main focus was on the development of Knowledge Management (KM) strategies, e-business, and effective financial programs for several Fortune 500 companies.  Starting October, 2000, Dr. Stocker became international e-business and KM manager for FUNDES International in Chile.  He was in charge of KM, e-business strategy, and set-up and implementation of all technology-related projects..

As leader of the Transference Unit, Michael was also responsible for the implementation of all projects outside of Latin America, including the transfer of knowledge from CFIs to PDFs.  In January, 2004, Dr. Stocker became founding manager of The Stocker Group, in Santiago, Chile, as a result of a management buy out of the FUNDES International Consulting’s e-business team.  The Stocker Group is present in 11 countries in Latin America, and works for various international clients such as ONUDI, the Swiss Government (SECO), the World Bank, USAID, IDB , FUNDES and AVINA

Kenneth Phillippe	56
Kenneth Phillippe has served as our Chief Financial Officer, Secretary and Treasurer since May 14, 2009 and previously served as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer from December 13, 2007 to August 20, 2008.  Mr. Phillippe is a Chartered Accountant with over 25 years experience working with public companies in the capacities of director, officer, financial advisor or consultant.  Mr. Phillippe obtained a Bachelor of Commerce degree from the University of British Columbia in 1976.  He articled with Thorne Riddell (now KPMG) and obtained his professional accounting designation in 1981. In 1982, Mr. Phillippe established his own accounting practice.  Between February 2000 and August 2005, he served in various positions including director, officer and chair of the audit committee of MDX Medical Inc., a Vancouver-based medical device company.  Between January and December 2006, Mr. Phillippe served as Chief Financial Officer of Columbia Goldfields Ltd., a junior gold mining company that is a reporting company under the Exchange Act.  Since March 2006, Mr. Phillippe has served as Chief Financial Officer of Exchequer Resource Corp. (TSX-V (NEX)). Since October 2006, Mr. Phillippe has served as Chief Financial Officer and Secretary of Bold Ventures Inc., which was listed on the TSX-V on October 29, 2007.  In addition, Mr. Phillippe served as the Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer of Amazon Goldsands Ltd. (f/k/a FinMetal Mining Ltd.), a reporting company under the Exchange Act, from October 2006 to September 2008.  Mr. Phillippe has served as Chief Financial Officer, Director and Secretary of Discovery Ventures Inc. (TSX-DVN.V), which was listed on the TSX-V on October 30, 2009.  Since March 10, 2009, Mr. Phillippe has served as the Chief Financial Officer of Advanced Proteome Therapeutics Corp. (TSX-APC.V).

Gary Artmont	59
Mr. Artmont has served on our board of directors since September 2007.  Mr. Artmont previously served as our President, Chief Executive Officer and Principal Executive Officer from September 2007 to January 2008 and September 2009 to January 2009.  Mr. Artmont has served as our Vice President of Exploration since January 2010 and previously held this position from March 2007 until September 2007.  In the late 1990s, as Indonesian-based chief geologist for Freeport-McMoRan, Mr. Artmont was responsible for the management and coordination of a large helicopter-supported regional reconnaissance program.  His duties included coordinating 600 field staff, 55 geologists and 7 contracting groups, budget formulation and data evaluation.  During his tenure, in excess of 120,000 meters of drilling was completed on 17 prospect areas.  In the mid-2000s, Mr. Artmont evaluated acquisition opportunities in Eastern Europe, South America, Southeast Asia and Mongolia.  His work focused on a wide range of commodities including copper, iron, coal and nickel.  During his career, Mr. Artmont has conducted over 150 site visits to producing mines located throughout the world.  Mr. Artmont was a director of Pac Rim (PRL) from 2000 to 2006.

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

Fiscal Year Ended December 31, 2009
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2009	$1.20	$0.25
June 30, 2009	$0.89	$0.31
September 30, 2009	$1.91	$0.55
December 31, 2009	$1.76	$0.85

Fiscal Year Ended December 31, 2008
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2008	$1.33	$0.71
June 30, 2008	$1.3499	$0.91
September 30, 2008	$1.64	$0.96
December 31, 2008	$1.25	$0.67

Holders of Common Stock

As of February 15, 2009, we had approximately three hundred and seven (307) holders of record of our common stock and several other stockholders hold shares in street name.  In many instances, a record holder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2007 Stock Incentive Plan (the “Stock Incentive Plan”) on August 3, 2007.  The Board approved an amendment of the Stock Incentive Plan and shareholder approval of the amended Stock Incentive Plan that increased the number of shares of common stock issuable under the Stock Incentive Plan from 10,000,000 to 20,000,000 was received at the 2009 annual shareholder meeting.  Grants of 6,075,000 options have been made under the Stock Incentive Plan and remain outstanding as of December 31, 2009.  As of December 31, 2009, 13,925,000 shares remain available under the Stock Incentive Plan for future equity grants.

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

The following table sets forth certain information regarding the Stock Incentive Plan as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	6,075,000	$0.85	13,925,000
Equity compensation plans not approved by stockholders 1	-	-	-
Total	6,075,000	$0.85	13,925,000

1	The Stock Incentive Plan, as amended, was approved by our board of directors and shareholders and authorizes us to grant up to 20,000,000 shares under its terms and conditions.

Recent Issuances of Unregistered Securities

On or about December 1, 2009, we sold a total of 33,462 units at $0.65 per Unit (the "Units") to two investors.  Each unit consisted of one (1) share of common stock, par value $0.001, and one (1) common stock purchase warrant (the “Warrant”) to purchase one (1) share of our common stock, exercisable commencing six months from the date of issuance and terminating one year from the date of issuance.  As a result, we issued a total of 33,462 shares of common stock and warrants to purchase 33,462 shares of common stock in connection with these sales of securities.  The exercise price for the Warrant is priced at $1.00 per share.  We received gross proceeds of $21,750 from the sale of these securities.  No registration rights were granted to either investor.

These securities were offered and sold in reliance on the following exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"): (a) Section 4(2) of the Securities Act or Regulation D promulgated thereunder, and (b) Regulation S promulgated under the Securities Act.  In connection with these sales of securities, we relied on each of the investors' written representations that they were not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Securities Act and were acquiring the securities for investment only and not with a view toward resale or distribution.  We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to each investor.  Each investor was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these Units by any form of general solicitation or general advertising.

ITEM 6.          Selected Financial Data.

Not applicable.

ITEM 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.  This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this annual report on Form 10-K.

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

In November 2007, we reorganized our operations and changed our name to “Constitution Mining Corp.” to better reflect our current focus which is the acquisition, exploration, and potential development of mining properties.  Since November 2007, we entered into agreements to secure options to acquire the mineral and mining rights to the Argentinean Properties and in northeastern Peru.  In 2009, we determined that it was in our best interest to no longer pursue the exploration and development of the Argentinean Properties and terminated our option agreements to acquire the mineral and mining rights underlying these properties.  We are now exclusively pursuing the exploration and development of our property interests in Peru.

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

On October 21, 2009, we completed a reincorporation merger from the State of Nevada to the State of Delaware.

For the Years Ended December 31, 2009 and 2008

Revenues

We have not generated any revenues from operations since our inception.

Operating Expenses

We incurred operating expenses in the amount of $14,743,959 for the year ended December 31, 2009, as compared to operating expenses of $5,479,705 for the year ended December 31, 2008.  The substantial increase in our operating expenses for the year ended December 31, 2009, as compared to the year ended December 31, 2008, is primarily attributable to increased exploration costs and stock based compensation together with a write down of mineral property acquisition costs during the reporting period.  The write down of mineral property acquisition costs during the reporting period in the amount of $4,339,330 primarily related to the termination  of our options to acquire the mineral and mineral rights to the Argentinean Properties.  During fiscal 2009, we have exercised the second twenty-five percent option, resulting in our acquisition of an aggregate of a fifty percent interest the mineral and mining rights underlying certain properties located in Northeastern Peru.  We have incurred significant expenditures during the year ended December 31, 2009 in connection with the exploration and associated administrative costs required to support our operations.  In 2009, we disposed of the Argentinean Properties, and are pursuing exploration and development exclusively on our properties in Peru.  In addition, we have entered into a letter of intent in relation to acquiring mineral and mining rights underlying certain properties located in Nevada.

We incurred exploration costs of $2,810,496 for the year ended December 31, 2009, and exploration costs of $924,961 during the year ended December 31, 2008.  Exploration costs incurred during the year ended December 31, 2009 related to the initial phases of the exploration programs on the Peru Property, whereas exploration costs incurred during the year ended December 31, 2008 related to the initial phases of our exploration programs on the Atena Project and Cerro Amarillo Property.  We incurred professional fees of $986,356 for the year ended December 31, 2009, compared to professional fees of $909,483 for the year ended December 31, 2008.  Professional fees, which primarily include legal and accounting expenses, increased because our legal and accounting needs increased as a result of increase exploration and financing activities.  We reported  stock-based compensation of $4,461,838 for the year ended December 31, 2009, compared to $2,033,607 for the year ended December 31, 2008.  This increase is attributable to an increase in the number of stock options issued to employees and non-employees during the year ended December 21, 2009.  We reported management fees of $291,367 for the year ended December 31, 2009, compared to $346,583 for the year ended December 31, 2008.  The decrease in management fee and stock-based compensation is attributable to a change in management in the year ended December 31, 2009.  We incurred investor relations expenses of $1,326,379 for the year ended December 31, 2009, compared to $668,992 for the year ended December 31, 2008.  This increase in investor relations costs during the year ended December 31, 2009, as compared to the prior year, is attributable to expenditures associated with increasing awareness of our current and future operations.

Other Items

We received other income of $162,945 during the year ended December 31, 2009, as compared to other income of $174,872 for the year ended December 31, 2008.  The decrease in other income is attributable to a gain of $307,115 attributable to our assignment of all of our right, title and interest in and to a leasehold interest in an oil and gas property located in St. Francis County, Arkansas to an assignee who agreed to assume all of our outstanding payment obligations as consideration for the assignment in 2008.

During the year ended December 31, 2009, our provision for potential legal claims was $135,000, as compared to December 31, 2008, where potential legal claims of $(200,000) related to a legal proceeding disclosed in our prior annual report on Form 10-K.  The change in provision for legal claims for the year ended December 31, 2009, as compared to December 31, 2008, is attributable to us entering into a settlement agreement of potential legal claims during 2009 in an amount which was $135,000 less than the provision amount for potential legal claims of $200,000 which we recorded in 2008.

Net Loss

As a result of the above, for the year ended December 31, 2009 we reported a net loss of $9,749,164, as compared to a net loss of $5,304,833 for the year ended December 31, 2008.  The increase in our net loss was primarily attributable to increased operating expenses incurred in connection with the acquisition of our mineral property rights in Northeastern Peru, related exploration expenditures incurred during the reporting period, the associated administrative costs required to support our operations and the write down of mineral property acquisition costs relating to our termination of option agreements to acquire the Argentinean Properties.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.152 and $0.100 for the years ended December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $205,125 (December 31, 2008 - $66,580) and working capital deficit of $1,480,730 (December 31, 2008 - $162,440).

            During the twelve month period following the date of this report, we anticipate that we will not generate any revenue.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $3,500,000 over the next twelve months.  We anticipate spending approximately $200,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $2,400,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program.  In the absence of such financing, we will not be able to pursue our exploration program and maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  We may consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying our mineral property interests.  We have not undertaken any efforts to locate a joint venture participant.  Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests.  If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral property interests to the joint venture participant.

Cash Used in Operating Activities

Operating activities for the year ended December 31, 2009 and 2008 used cash of $5,361,659 and $3,279,958 respectively, which reflect our recurring operating losses.  Our net losses of $9,749,164 and $5,304,833 for years ended December 31, 2009 and 2008, respectively, were the primary reasons for our negative operating cash flow in both years.

Cash Used in Investing Activities

For the year ended December 31, 2009, we used $1,199,790 in investing activities, as compared to $1,139,983 used in investing activities during the year ended December 31, 2008.  For the year ended December 31, 2009, we purchased $89,560 in equipment and expended $1,110,230 in connection with the acquisition of mineral property interests, as compared to the year ended December 31, 2008, in which we purchased $125,030 in equipment, expended $64,693 for website development costs and expended $950,260 in connection with the acquisition of mineral property interests.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  Net cash flows provided by financing activities for the year ended December 31, 2009 was $6,699,994, as compared to $4,431,879 for the year ended December 31, 2008.  An increase in the cash flow provided by financing activities was primarily due to $6,615,069 we received as net proceeds from the issuance of common stock and warrants and $70,000 in share subscriptions received in advance during the reporting period.

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

Going Concern

We have incurred net losses for the period from inception on March 6, 2000 to December 31, 2009 of $16,434,682 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

As of the date of the consolidated financial statements, we have not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Although we have taken steps to verify title to mineral properties in which we have an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Equipment

Equipment is recorded at cost and amortization is provided over its estimated economic life at 30% or on a straight line basis over its economic life.

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

 Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  We have evaluated this Codification and does not believe it is applicable at this time.

Start-up expenses

We have adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with our formation have been included in our expenses for the period from the date of inception on 6 March 2000 to 31 December 2009.

Stock-Based Compensation

Effective 1 January 2006, we adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  We adopted ASC 718 using the modified prospective method, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of ASC 718 does not change the way we account for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective 1 January 2010.  We do not expect that the adoption of SFAS No. 167 will have a material impact on ourconsolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”.  This statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 January 2010.  We do not expect that the adoption of SFAS No. 166 will have a material impact on ourconsolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update is effective 1 January 2010.  We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board.  Under the proposed roadmap, we would be required to prepare consolidated financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  We are currently assessing the potential impact of IFRS on our consolidated financial statements and will continue to follow the proposed roadmap for future developments.

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

ITEM 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.     Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2009, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this annual report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of our annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.         Other Information.

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

The information required by Item 10 concerning directors, corporate governance and executive officers of the Company is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the headings “Election of Directors” and “Executive Officers”, respectively, which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009 (the “Proxy Statement”).

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

The information concerning our code of ethics is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Code of Ethics and Conduct.”

ITEM 11.    Executive Compensation.

The information required by Item 11 concerning executive compensation is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Executive Compensation.”

The information required by Item 11 concerning compensation of directors is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Compensation of Directors.”

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters.”

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 concerning certain relationships and related party transactions and director independence is incorporated herein by reference to the information set forth in our Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “Director Independence.”

ITEM 14.      Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the information in our Proxy Statement under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Audit Committee.”

PART IV

ITEM 15.      Exhibits, Financial Statement Schedules.

(a)(1)

Index to Financial Statements	Page (s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheets - December 31, 2009 and 2008	F-2

Consolidated Statements of Loss and Comprehensive Loss for the Years Ended December 31, 2009 and 2008 and from Inception on March 6, 2000 to December 31, 2009	F-3

Consolidated Statements of Changes in Stockholders’ Equity from Inception on March 6, 2000 to December 31, 2009	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and from Inception on March 6, 2000 to December 31, 2009	F-5

Notes to Consolidated Financial Statements	F-6

James Stafford

James Stafford
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Constitution Mining Corp.
(An Exploration Stage Company)

We have audited the consolidated balance sheets of Constitution Mining Corp. (An Exploration Stage Company) (the “Company”) as at 31 December 2009 and 2008, and the related consolidated statements of loss and comprehensive loss, cash flows and changes in stockholders’ equity for the years ended 31 December 2009, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2009 and 2008 and the results of its operations, its cash flows and its changes in stockholders’ equity for the years ended 31 December 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ James Stafford
James Stafford
Chartered Accountants
Vancouver, Canada

26 February 2010, except as to Note 18 which is as of 26 March 2010.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
As at 31 December

	2009	2008
	$	$
Assets

Current
Cash and cash equivalents	205,125	66,580
Amounts receivable (Note 5)	125,352	60,000
Prepaid expense	22,724	271,250

	353,201	397,830

Property and equipment (Note 6)	150,758	102,049

Website development cost (Note 7)	25,731	47,295

Mineral property costs (Note 8)	19,900,368	5,120,260

	20,430,058	5,667,434

Liabilities

Current
Accounts payable and accrued liabilities (Note 9)	867,027	547,891
Due to related parties (Note 10)	966,904	12,379

	1,833,931	560,270

Future income tax liabilities (Note 14)	752,220	-

	2,586,151	560,270

Stockholders’ equity

Capital stock (Note 12)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 December 2009 – 78,055,985 common shares, par value $0.001
31 December 2008 – 58,469,456 common shares, par value $0.001	78,056	58,469
Share subscriptions received in advance (Note 12)	70,000	-
Additional paid in capital	25,336,424	7,945,496
Warrants (Note 12)	3,572,255	3,976,863
Deficit, accumulated during the exploration stage	(16,622,828)	(6,873,664)

	12,433,907	5,107,164

Non-controlling interest	5,410,000	-

	17,843,907	5,107,164

	20,430,058	5,667,434

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 16) and Subsequent Events (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. Dollars)

	For the period from the date of inception on 6 March 2000 to 31 December 2009 (Unaudited)	For the year ended 31 December 2009	For the year ended 31 December 2008	For the year ended 31 December 2007
	$	$	$	$

Expenses
Amortization expense (Notes 6 and 7)	275,049	74,168	40,379	32,100
Default on oil and gas deposit	25,000	-	-	-
Exploration costs (Note 8)	3,735,457	2,810,496	924,961	-
Interest	165,327	38,802	-	74,770
Investor relations	2,095,097	1,326,379	668,992	99,726
Management fees (Note 11)	782,450	291,367	346,583	132,500
Office and miscellaneous	434,383	196,225	212,290	8,608
Professional fees	2,191,925	986,356	909,483	182,793
Rent (Note 11)	165,330	60,525	89,722	12,683
Stock-based compensation (Note 13)	7,120,480	4,461,838	2,033,607	625,035
Travel	439,436	131,862	253,688	53,886
Write-down of mineral property acquisition costs (Note 8)	4,339,330	4,339,330	-	-
Write-down of property and equipment (Note 6)	26,611	26,611	-	-

Net operating loss before other items	(21,795,875)	(14,743,959)	(5,479,705)	(1,222,101)

Other items
Foreign exchange income (loss)	26,287	27,941	393	(2,047)
Gain on sale of oil and gas property (Notes 4 and 15)	307,115	-	307,115	-
Interest income	12,795	4	7,364	5,427
Provision for potential legal claims (Note 9)	(65,000)	135,000	(200,000)	-
Project management fees	60,000	-	60,000	-
	341,197	162,945	174,872	3,380
Net operating loss before income taxes	(21,454,678)	(14,581,014)	(5,304,833)	(1,218,721)

Future income tax recovery (Note 14)	4,831,850	4,831,850	-	-

Net loss and comprehensive loss for the period	(16,622,828)	(9,749,164)	(5,304,833)	(1,218,721)

Basic and diluted loss per common share		(0.152)	(0.100)	(0.025)

Weighted average number of common shares used in per share calculations		64,212,477	52,812,105	47,875,502

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
For the years ended 31 December 2009, 2008 and 2007 (Audited), and
For the period from the date of inception on 6 March 2000 to 31 December 2009 (Unaudited)

Number of shares issued		Share capital	Additional paid-in capital	Share subscriptions received in advance	Warrants	Deficit, accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity
		$	$	$	$	$	$	$
Balance at 6 March 2000 (inception)
Common shares issued – cash	2,000,000	2,000	1,000	-	-	-	-	3,000
Net loss for the period	-	-	-	-	-	(2,291)	-	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	-	-	(2,291)	-	709
Common shares issued – cash	5,000,000	5,000	42,000	-	-	-	-	47,000
Net loss for the year	-	-	-	-	-	(10,571)	-	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000		-	(12,862)	-	37,138
Net loss for the year	-	-	-	-	-	(12,097)	-	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	-	-	(24,959)	-	25,041
Net loss for the year	-	-	-	-	-	(11,019)	-	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	-	-	(35,978)	-	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(6,451)	-	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	-	-	(42,429)	-	7,571
or 1 forward split	21,000,000	21,000	(21,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(18,338)	-	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	-	-	(60,767)	-	(10,767)
Common shares issued – cash	4,000,000	4,000	76,000	-	-	-	-	80,000
Contributions to capital by related party – expenses (Notes 11 and 15)	-	-	14,400	-	-	-	-	14,400
Net loss for the year	-	-	-	-	-	(289,343)	-	(289,343)
Balance at 31 December 2006	46,000,000	46,000	98,400	-	-	(350,110)	-	(205,710)
Contributions to capital by related party – expenses (Notes 11 and 15)	-	-	600	-	-	-	-	600
Common shares issued – debt	1,145,300	1,145	21,761	-	-	-	-	22,906
Common shares issued – cash	1,437,000	1,437	501,513	-	-	-	-	502,950
Stock-based compensation (Note 13)	-	-	625,035	-	-	-	-	625,035
Net loss for the year	-	-	-	-	-	(1,218,721)	-	(1,218,721)

Balance at 31 December 2007	48,582,300	48,582	1,247,309	-	-	(1,568,831)	-	(272,940)
Common shares issued – mineral properties (Notes 8, 12 and 15)	3,800,000	3,800	4,166,200	-	-	-	-	4,170,000
Common shares issued – cash (Note 11)	6,016,511	6,016	4,706,272	-	-	-	-	4,712,288
Common shares issued – services (Notes 12 and 15)	70,645	71	49,380	-	-	-	-	49,451
Value assigned to warrants (Note 12)	-	-	(3,739,570)	-	3,739,570	-	-	-
Share issuance costs	-	-	(517,702)	-	237,293	-	-	(280,409)
Stock-based compensation (Note 13)	-	-	2,033,607	-	-	-	-	2,033,607
Net loss for the year	-	-	-	-	-	(5,304,833)	-	(5,304,833)

Balance at 31 December 2008	58,469,456	58,469	7,945,496	-	3,976,863	(6,873,664)	-	5,107,164
Common shares issued – mineral properties (Notes 8, 12 and 15)	2,300,000	2,300	1,676,700	-	-	-	-	1,679,000
Common shares issued – cash (Note 12)	12,786,529	12,787	6,812,536	-	-	-	-	6,825,323
Value assigned to warrants (Note 12)	-	-	(3,309,467)	-	3,309,467		-	-
Warrants expired (Note 12)	-	-	3,739,570	-	(3,739,570)	-	-	-
Agent compensation warrants expired (Note 12)	-	-	237,293	-	(237,293)	-	-	-
Share issuance costs	-	-	(473,042)	-	262,788	-	-	(210,254)
Share subscription received in advance (Note 12)	-	-	-	70,000	-	-	-	70,000
Business acquisition (Notes 8, 12, 15 and 17)	4,500,000	4,500	4,245,500	-	-	-	5,410,000	9,660,000
Stock-based compensation (Note 13)	-	-	4,461,838	-	-	-	-	4,461,838
Net loss for the year	-	-	-	-	-	(9,749,164)	-	(9,749,164)

Balance at 31 December 2009	78,055,985	78,056	25,336,424	70,000	3,572,255	(16,622,828)	5,410,000	17,843,907

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 6 March 2000 to 31 December 2009 (Unaudited)	For the year ended 31 December 2009	For the year ended 31 December 2008	For the year ended 31 December 2007
	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(16,622,828)	(9,749,164)	(5,304,833)	(1,218,721)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest	126,525	-	-	74,770
Amortization (Notes 6 and 7)	275,049	74,168	40,379	32,100
Contributions to capital by related party expenses	15,000	-	-	600
Future income tax recovery	(4,831,850)	(4,831,850)	-	-
Shares issued for services (Notes 12 and 15)	24,199	-	24,199	-
Warrants issued for services (Notes 12 and 15)	25,252	-	25,252	-
Gain on sale of oil & gas property (Notes 4 and 15)	(307,115)	-	(307,115)	-
Stock-based compensation (Note 13)	7,120,480	4,461,838	2,033,607	625,035
Write-down of mineral property acquisition costs (Note 8)	4,339,330	4,339,330	-	-
Write-down of property and equipment (Note 6)	26,611	26,611	-	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(22,724)	248,526	(221,542)	(49,708)
Increase in amounts receivable	(91,075)	(31,075)	(56,000)	(4,000)
Increase in accounts payable and accrued liabilities	383,981	(163,910)	485,104	55,054
Increase in due to related parties	263,867	263,867	-	-

	(9,275,298)	(5,361,659)	(3,279,958)	(475,780)

Cash flows used in investing activities
Acquisition of mineral property interest (Note 8)	(560,582)	(360,322)	(200,260)	-
Business acquisition, net of cash received (Note 17)	(1,499,908)	(749,908)	(750,000)	-
Purchase of equipment (Note 6)	(214,590)	(89,560)	(125,030)	-
Website development costs (Note 7)	(64,693)	-	(64,693)	-
Purchase of oil and gas property (Note 4)	(642,006)	-	-	-

	(2,981,779)	(1,199,790)	(1,139,983)	-

Cash flows from financing activities
Issuance of common shares, net of share issue costs (Note 12)	4,650,861	3,305,602	692,309	502,950
Increase in due to related parties	27,304	14,925	991	9,090
Issuance of warrants (Note 12)	7,049,037	3,309,467	3,739,570	-
Convertible debentures	665,000	-	-	-
Share subscriptions received in advance (Note 12)	70,000	70,000	-	-

	12,462,202	6,699,994	4,431,879	502,950

Increase in cash and cash equivalents	205,125	138,545	11,938	27,170

Cash and cash equivalents, beginning of period	-	66,580	54,642	27,472

Cash and cash equivalents, end of period	205,125	205,125	66,580	54,642
Supplemental Disclosures with Respect of Cash Flows (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

1.	Nature, Basis of Presentation and Continuance of Operations

Constitution Mining Corp. (the “Company”) was incorporated in the State of Nevada under the name “Crafty Admiral Enterprises, Ltd.” on 6 March 2000. On 9 March 2007, the Company changed their name to “Nordic Nickel Ltd.”. The Company changed their name pursuant to a parent/subsidiary merger between the Company (as Crafty Admiral Enterprises, Ltd.) and its wholly-owned non-operating subsidiary, Nordic Nickel Ltd., which was established for the purpose of giving effect to this name change. On 15 November 2007, the Company changed its name to “Constitution Mining Corp.”. The Company changed their name pursuant to a parent/subsidiary merger between the Company (as Nordic Nickel Ltd.) and its wholly-owned non-operating subsidiary, Constitution Mining Corp., which was established for the purpose of giving effect to this name change. On 21 October 2009, the Company reincorporated in the State of Delaware. The Company is in the exploration stage as its operations principally involve the examination and investigation of land that may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.

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

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Constitution Mining Argentina SA, a company incorporated under the laws of Argentina, since its date of incorporation on 4 March 2008.   The Company also follows ASC 810-10 and fully consolidates the assets, liabilities, revenues and expenses of Bacon Hill Invest Inc. (“Bacon Hill”), a company incorporated under the law of Panama.  The Company owns a 50% interest in Bacon Hill.  It recognizes the other owner’s equity under the heading noncontrolling interest.

The Company’s consolidated financial statements as at 31 December 2009 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $9,749,164 for the year ended 31 December 2009 (31 December 2008 – $5,304,833) and has working capital deficit of $1,480,730 at 31 December 2009 (31 December 2008 – $162,440).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2010.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

On 27 June 2006, the Company acquired a 100% interest in an oil and gas property lease located in St. Francis County, Arkansas (the “Tombaugh Lease”) for cash payment of $642,006 (Note 4).   In 2007, the Company shifted its focus from oil and gas sector to mineral exploration.

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

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company’s references GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

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
31 December 2009

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
31 December 2009

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

Noncontrolling Interests in Consolidated Financial Statements.

In December 2007, the FASB issued new guidance for accounting for noncontrolling interests.  The new guidance, which is now part of ASC 810, “Consolidation” establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The new guidance also establishes disclosure requirements that clearly identify and distinguishes between the interests of the parent and the interests of the noncontrolling owners.  The new guidance was effective for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

Financial instruments

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities and amounts due to related parties approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in the U.S., Argentina and Peru and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 December 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

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

Equipment

Equipment is recorded at cost and amortization is provided over its estimated economic life at 30% or on a straight line basis over its economic life.

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
31 December 2009

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 6 March 2000 to 31 December 2009.

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
31 December 2009

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

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
31 December 2009

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

4.	Unproven Oil and Gas Exploration Property

Tombaugh Farms Property – St. Francis County, Arkansas

On 27 June 2006, the Company acquired a 100% interest in a mineral, oil and gas property lease located in St. Francis County, Arkansas (the “Tombaugh Lease”) for an up front cash payment of $642,006.  The lease is for a period of five years and is subject to a 19% royalty on oil and other liquid hydrocarbons produced, saved and sold, and can be extended at the option of the Company for an additional five years on the same terms.  By agreements effective 18 January 2008, the Company assigned all of its rights, title and interest in the Tombaugh Lease with a book value of $481,504 to a purchaser in consideration for the purchaser assuming the Company’s outstanding payment obligations of $788,619 related to its convertible debentures. The Company recorded a gain of $307,115 upon completion of this transaction (Note 15).

	Balance at 31 December 2009	Balance at 31 December 2008
	$	$
Unproven oil and gas properties consist of the following:
Undeveloped properties	-	-

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed.

	During the year ended 31 December 2009	During the year ended 31 December 2008
	$	$

Acquisition – unproved	-	481,504
Disposal through assignment of rights	-	(481,504)
Amortization	-	-

	-	-

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

5.	Amounts Receivable

Amounts receivable are non-interest bearing, unsecured and have settlement dates within one year.

6.	Property and Equipment

			Net Book Value
	Cost	Accumulated amortization	31 December 2009	31 December 2008
	$	$	$	$

Equipment	213,898	63,141	150,757	102,049

During the year ended 31 December 2009, total additions to property and equipment were $127,923 (31 December 2008 - $125,030) being $89,560 related to direct purchase and $38,363 related to acquisition of Minera Maranon S.A.C.

During the year ended 31 December 2009, total write-down of property and equipment were $26,611 (31 December 2008 - $Nil) (Note 15).

7.	Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	31 December 2009	31 December 2008
	$	$	$	$

Website development	64,693	38,962	25,731	47,295

During the year ended 31 December 2009, total additions to website development were $Nil (31 December 2008 - $64,693).

8.	Mineral Property Costs

Seabridge Gold Claims

Effective 2 December 2009, the Company entered into a written Letter of Intent with Seabridge Gold Inc. (“Seabridge”) for the exclusive option to acquire a 100% interest in certain mining claims and leasehold interests in Nevada (the “Seabridge Claims”). The Company has until 15 January 2010 (extended to 15 March 2010) to conduct its due diligence (completed) and then, to proceed to enter into a more formal option agreement with Seabridge. Until then, the Letter of Intent remains binding between the parties (Notes 16 and 18).

Under the terms of the Letter of Intent, in order to exercise the Seabridge Claims, the Company upon signing of the Letter of Intent, must pay Seabridge $200,000 (paid) which will be credited against the $1,000,000 payable as defined below.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

Upon competition the transfer of title to the Seabridge Claims scheduled for 31 March 2010 (the “Closing Date”) or as soon as possible thereafter, the Company must:

a.	Pay $1,000,000, against which the $200,000 (paid) delivered upon signing the Letter of Intent will be credited, and the remaining $800,000 will be paid;
b.	Issue 1,000,000 restricted common shares of the Company;
c.
Issue a secured promissory note  in the principal amount of $1,000,000 bearing interest at 8% per annum, payable in full on or before the first anniversary of the Closing Date and secured the Seabridge Claims; and

d.
Issue a transferable convertible secured debenture in the principal amount of $1,000,000 maturing on the second anniversary of the Closing Date and bearing interest at a rate of 8% per year, payable quarterly, with principal and accrued interest convertible by Seabridge within 30 days of maturity into share of common stock at $1.00 per share, redeemable in full, not in part, by the Company at any time upon payment of 125% of the principal and accrued interest outstanding at the time of security redemption.

On or before 30 April 2010, the Company must:

a.	Pay $1,000,000; and
b.	Issue 2,000,000 restricted common shares, which will be held in escrow and released 36 months following issuance.

If the payment of $1,000,000 and the issuance of 2,000,000 restricted common shares of the Company, required on or before 30 April 2010, is not completed by 1 May 2010, the Company will then have to transfer all the Seabridge Claims back to Seabridge (Note 18).

The Company has not conducted exploration activities during the year on this property.

Peruvian Gold Sands

On 29 September 2008, the Company entered into a Mineral Right option agreement with Temasek Investments Inc. (“Temasek”) to acquire mining properties totalling 382 km2 in Northeastern Peru (the “Peruvian Agreement”).  Pursuant to this Peruvian Agreement, the company acquired four separate options from Temasek, each providing for the acquisition of a 25% interest in certain mining properties (the “Peruvian Gold Sands”).  The Peruvian Gold Sands are owned by Minera Maranon S.A.C (“Maranon”).  Bacon Hill, a wholly-owned subsidiary of Temasek, owns 999 shares of 1,000 shares of Maranon that are issued and outstanding.  Temasek owns the single remaining share of Maranon.  The acquisition of each 25% interest in the Peruvian Gold Sands will occur through the transfer to the Company of 25% of the outstanding shares of Bacon Hill.

The Company may exercise the initial 25% option by fulfilling the following conditions:

a.	Pay a non-refundable $375,000 on the date the Peruvian Agreement is executed (paid);
b.	Issue 2,000,000 common shares within 5 business days (issued and valued at $1.01 per common share) (Notes 12 and 15); and
c.	Pay an additional $375,000 prior to 28 December 2008 (paid).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

The Company entered into an amending agreement dated 12 May 2009 (the “Peruvian Amendment”) and a second amending agreement dated 29 October 2009 (the “Second Peruvian Amendment”) with Temasek.  Under the Second Peruvian Amendment, the Company may now exercise the second 25% option resulting in the acquisition of a 50% interest in the Mineral Rights by fulfilling the following conditions as set out in the Second Peruvian Amendment:

a.	Exercise and complete the initial 25% option by 29 March 2009 (completed);
b.	Issue an additional 2,000,000 common shares by 29 March 2009 (issued and valued at $0.65 per common share) (Notes 12 and 15);
c.	Pay an additional $750,000 by 29 October 2009 or as soon as practicable thereafter (paid); and
d.	Issue an additional 500,000 common shares by 29 October 2009 or as soon as practicable thereafter (issued and valued at $1.18 per common share) (Notes 12 and 15).

The Company may exercise the third 25% option by fulfilling the following conditions:

a.	Exercise and complete the initial and second 25% options by 29 October 2009 (completed);
b.	Issue an additional 2,000,000 common shares by 29 October 2009 or as soon as practicable thereafter (issued and valued at $1.18 per common share) (Notes 12 and 15); and
c.	Pay an additional $3,000,000 by 31 March 2010.

The Company may exercise the final 25% option by fulfilling the following conditions by 29 March 2010:

a.	Exercise and complete the initial, second and third 25% options;
b.	Pay an additional $5,000,000; and
c.	Issue an additional 4,000,000 common shares.

The property is subject to a 2.5% net returns royalty that the Company can reduce to 1.0% upon payment of a further $2,000,000 within 90 days of the exercise and completion of the final 25% option (Note 16).

Expenditures related to the Peruvian Gold Sands for the year ended 31 December 2009 consist of business development and project generation of $4,138 (31 December 2008 - $35), camp costs and field supplies of $55,933 (31 December 2008 - $214), drilling of $182,182 (31 December 2008 - $Nil), mapping of $349 (31 December 2008 - $Nil), rental of $50,689 (31 December 2008 - $Nil), sampling of $14,411 (31 December 2008 – $Nil), taxes and permitting of $17,999 (31 December 2008 - $23,562), transportation and fuel of $525,222 (31 December 2008 - $61,634), and wages, consulting and management fees of $1,865,972 (31 December 2008 – $156,440).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

Atena Gold Project

On 12 December 2007, the Company entered into an assignment agreement (the “Atena Agreement”) to acquire the right to explore and option to purchase the 3,676 hectare Atena Gold Project located in the Salta Province of Argentina.   Pursuant to the Atena Agreement, the Company was required to issue 500,000 common shares (issued and valued at $0.70 per common share) and pay $60,000 (paid). The Company could have acquired 100% of the option if it incurred a minimum of $3,740,000 in work commitment expenditures on the property and issue 7,000,000 common shares according to the following schedule (Notes 12 and 15):

a.	$240,000 in expenditures (incurred) plus a further issuance of 1,000,000 common shares (issued and valued at $1.59 per common share) on or before 15 March 2008;
b.	a further $500,000 in expenditures plus a further issuance of 2,000,000 common shares on or before 15 March 2009 (issued and valued at $0.73 per common share);
c.	a further $1,000,000 in expenditures plus a further issuance of 4,000,000 common shares on or before 15 March 2010; and
d.	a further $2,000,000 in expenditures on or before 15 March 2011.

The Company entered into an amending agreement dated 5 May 2009 (the “Atena Amendment”) with Proyectos Mineros S.A. (“PMSA”).  Under the Atena Amendment, the $500,000 in expenditures originally required to be made by the Company on the Atena Gold Project property by 15 March 2009 was waived upon the issuance of the 2,000,000 common shares (issued) of the Company as required under the Atena Agreement.

The option is subject to a 1% net smelter returns royalty.

Expenditures related to the Atena Gold Project for the year ended 31 December 2009 consist of business development and project generation of $108 (31 December 2008 - $Nil), camp costs and field supplies of $8,800 (31 December 2008 - $48,211), geochemical of $1,460 (31 December 2008 - $51,161), geology and engineering of $Nil (31 December 2008 - $8,123), geophysics of $6,388 (31 December 2008 - $1,903), mapping $29,260 (31 December 2008 - $Nil), taxes and permitting of $8,385 (31 December 2008 - $14,909), transportation and fuel of $18,156 (31 December 2008 - $94,528), trenching of $9,414 (31 December 2008 - $12,725), and wages, consulting and management fees of $9,265 (31 December 2008 - $114,609).

During the year ended 31 December 2009, the Company announced that it was terminating its exploration program on the Atena Gold Project and would allocate its resources exclusively to pursue the exploration and development of their property interests in Northeastern Peru, the Peruvian Agreement.

During the year ended 31 December 2009, the Company recorded a provision for write-down of mineral property costs of $3,530,260 related to the Atena property (Note 15).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

Cerro Amarillo Property

On 8 January 2008, the Company entered into an assignment agreement (the “Cerro Amarillo Agreement”) to explore and option the 14,221 hectare Cerro Amarillo Property located in the Province of Mendoza, Argentina with a company related to the Company by way of a director and shareholder in common.  Pursuant to the terms of the Cerro Amarillo Agreement, the Company issued 300,000 common shares (issued and valued at $0.70 per common share) and pay $10,000 (paid).  The Company could have acquired a 100% of the option if it incurred a minimum of $450,000 in work commitment expenditures on the property and issues 2,100,000 common shares according to the following schedule (Notes 12 and 15):

a.	$200,000 in expenditures plus a further issuance of 300,000 common shares on or before 8 January 2009 (issued and valued at $0.73 per common share);
b.	a further $250,000 in expenditures plus a further issuance of 600,000 common shares on or before 8 January 2010;
c.	a further issuance of 600,000 common shares on or before 8 January 2011; and
d.	a further issuance of 600,000 common shares on or before 8 January 2012.

The Company entered into an amending agreement dated 5 May 2009 (the “Cerro Amarillo Amendment”) with PMSA.  Under the Cerro Amarillo Amendment, the $200,000 in expenditures originally required to be made by the Company on the Cerro Amarillo property by 8 January 2009 was waived upon the issuance of the 300,000 common shares (issued and valued at $0.73 per common share) of the Company as required under the Cerro Amarillo Agreement.

To exercise the option the company is required to issue a further 3,000,000 common shares.  The option is subject to a 1% net smelter returns royalty.

The Company has not conducted exploration activities during the year on this property.

The Company was also responsible for certain payments under the agreement between the underlying titleholder of the mineral property rights and  PMSA (the “Cerro Amarillo Agreement”).  In order for the Company to keep its interest in good standing and to exercise the option to acquire a 100% interest in the Cerro Amarillo property, the Company had to make the following payments to the underlying titleholder and incur a minimum of $250,000 in work commitment expenditures on the property, as set forth in the Cerro Amarillo Agreement:

a.	Pay $20,000 by 28 February 2008 (paid);
b.	Pay additional $40,000 by 1 June 2008 (paid);
c.	Pay additional $50,000 by 1 December 2008 (paid $25,000; $25,000 accrued as at 31 December 2009);
d.	Pay additional $60,000 by 1 June 2009 (accrued as at 31 December 2009);
e.	Pay additional $100,000 by 1 December 2009;
f.	Pay additional $150,000 by 1 December 2010;
g.	Pay additional $200,000 by 1 December 2011; and
h.	Pay additional $250,000 by 1 June 2012.
i.	Incur $50,000 in exploration expenditures on or before 1 December 2008 (incurred);
j.	Incur additional $200,000 in exploration expenditures on or before 1 December 2009 (incurred; $125,070 included in accounts payable);

During the year ended 31 December 2009, the Company announced that it was terminating their exploration program on the Cerro Amarillo Property and would allocate its resources exclusively to pursue the exploration and development of its property interests in northeastern Peru, the Peruvian Agreement.

Expenditures related to the Cerro Amarillo Property for the year ended 31 December 2009 consist of camp costs and field supplies of $Nil (31 December 2008 - $7,589), geochemical of $Nil (31 December 2008 - $1,903), geology and engineering of $Nil (31 December 2008 - $345), taxes and permitting of $Nil (31 December 2008 - $12,973), transportation and fuel of $Nil (31 December 2008 - $35,544), and wages, consulting and management fees of $Nil (31 December 2008 - $66,576).

During the year ended 31 December 2009, the Company recorded a provision for write-down of mineral property costs of $734,070 related to the Cerro Amarillo property (Note 15).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

Amira, Amira Norte and Esparta II

On 17 March 2008, the Company entered into an assignment agreement with PMSA (the “Amira Agreement”), a company related to the Company by way of a director and shareholder in common. Under the Agreement,  PMSA assigned to the Company PMSA’s right to explore and option to purchase a 90% interest in three mining properties referred to as “Amira”, “Amira Norte” and “Esparta II” (collectively, the “Properties”), which are located in the Province of Salta, Argentina. In order for the Company to keep its interest in good standing and to exercise the option to acquire a 90% interest in the Properties, the Company must make the following payments to the Titleholder, as set forth in the Amira Agreement (Note 18):

a.    US$75,000 by 19 January 2009;
b.    a further US$150,000 by 19 January 2010;
c.    a further US$200,000 by 19 January 2011; and
d.    further US$1,000,000 by 19 January 2012, by means of which final payment the Option to acquire a 90%
       interest in the Properties will have been automatically exercised.

The Company entered into an amending  assignment agreement dated 5 May 2009 (the “Amira Amendment”)  with Silvia Rodriguez, owner of the Properties, whereby the payment originally due on 19 January 2009 under the Amira Agreement was due as follows:

a.    US$25,000 on or by the end on 30 June 2009 (not paid but accrued as at 31 December 2009); and
b.    US$50,000 on or before by the end of 30 September 2009 (not paid but accrrued as at 31 December 2009).

Expenditures related to the Amira, Amira Norte and Esparta II Properties for the year ended 31 December 2009 consist of business development and project generation of $38 (31 December 2008 - $18,125), camp costs and field supplies of $Nil (31 December 2008 - $13,065), geochemical of $2,073 (31 December 2008 - $Nil) property assessment of $Nil (31 December 2008 - $6,428), transportation and fuel of $203 (31 December 2008 - $74,374), and wages, consulting and management fees of $51 (31 December 2008 - $99,985).

During the year ended 31 December 2009, the Company announced that it was terminating its exploration program on the Properties and would allocate its resources exclusively to pursue the exploration and development of its property interests in Northeastern Peru, the Peruvian Agreement.

During the year ended 31 December 2009, the Company recorded a provision for write-down of mineral property costs of $75,000 related to the Amira Agreement.

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities at 31 December 2009 is $45,000 and $20,000 (31 December 2008 - $200,000) related to settlement of potential legal claims on incidents arising from the mineral property interests and the related legal fees, respectively.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

10.	Due to Related Parties

As at 31 December 2009, the amount due to related parties consists of $27,304 (31 December 2008 - $12,379) payable to directors and former directors of the Company and $939,600 (31 December 2008 - $Nil) payable to companies controlled by shareholders and directors of Maranon.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

11.	Related Party Transactions

During the year ended 31 December 2009, the Company paid or accrued management and consulting fees of $291,366 (31 December 2008 - $346,583) to directors and officers of the Company and companies controlled by directors and officer.

During the year ended 31 December 2009, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (31 December 2008 - $Nil, cumulative - $12,000) and $Nil (31 December 2008 - $Nil, cumulative - $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 15).

12.	Capital Stock

Authorized

The total authorized capital consists of:

•	300,000,000 of common shares with par value of $0.001
•	50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

As at 31 December 2009, the total issued and outstanding capital stock is 78,055,985 common shares with a par value of $0.001 per common share.

On 1 December 2009, the Company issued 7,533,462 units at a price of $0.65 per unit for total proceeds of $4,686,496, net of issue costs of $210,254. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $1.00 up to 1 December 2010, commencing 1 June 2010.

On 1 December 2009, the Company issued 315,775 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.00 up to 1 December 2010, commencing 1 June 2010 (Note 15).

On 2 November 2009, the Company issued 2,500,000 common shares valued at $1.18 per common share pursuant to the Peruvian Gold Sands assignment agreement (Notes 8 and 15).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

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

On 9 July 2009, the Company issued 4,129,639 units at a price of $0.35 per unit for total proceeds of $1,445,373. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 9 July 2011, commencing 9 January 2010.

On 29 June 2009, the Company issued 2,000,000 common shares valued at $0.65 per common share pursuant to the Peruvian Gold Sands assignment agreement (Notes 8 and 15).

On 2 June 2009, the Company issued 2,000,000 common shares valued at $0.73 per common share pursuant to the Atena Agreement (Notes 8 and 15).

On 2 June 2009, the Company issued 300,000 common shares valued at $0.73 per common share pursuant to the Cerro Amarillo Agreement (Notes 8 and 15).

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

During the year ended 31 December 2008, the company issued 2,000,000 common shares valued at $1.01 per common share in pursuant to the Peruvian Gold Sands assignment agreement (Notes 8 and 15).

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

During the year ended 31 December 2008, the Company issued 1,000,000 common shares valued at $1.59 per common share pursuant to the Atena Gold Project assignment agreement (Notes 8 and 15).

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

During the year ended 31 December 2008, the Company issued 300,000 common shares valued at $0.70 per common share pursuant to the Cerro Amarillo assignment agreement (Notes 8 and 15).

During the year ended 31 December 2008, the Company issued 500,000 common shares valued at $0.70 per common share pursuant to the Atena Gold Project assignment agreement (Notes 8 and 15).

Share Subscriptions Received in Advance

Share subscriptions received in advance consists of $70,000 cash received by the Company for 200,000 common shares valued at $0.35 that were not yet issued at 31 December 2009 (Note 18).

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 December 2009:

	Exercise price	Number of warrants	Remaining contractual life (years)
			$

Warrants	0.70	200,000	0.29
Agent compensation warrants	1.00	315,775	0.92
Warrants	1.00	7,533,462	0.92
Warrants	0.70	4,129,639	1.52
Warrants	0.70	923,428	1.67

		13,102,304

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

The following is a summary of warrant activities during the years ended 31 December 2009 and 2008:

	Number of warrants	Weighted average exercise price
		$

Outstanding at 1 January 2008	-	-

Granted	6,437,667	1.40
Exercised	-	-
Cancelled	-	-
Expired	-	-

Outstanding at 31 December 2008	6,437,667	1.40

Weighted average fair value of warrants granted during the year		0.62

Outstanding at 1 January 2009	6,437,667	1.40

Granted	13,102,304	0.88
Exercised	-	-
Cancelled	(1,079,856)	1.40
Expired	(5,357,811)	1.40

Outstanding at 31 December 2009	13,102,304	0.88

Weighted average fair value of warrants granted during the year		0.55

The weighted average grant date fair value of warrants issued during the year ended 31 December 2009, amounted to $0.55 per warrant (31 December 2008 - $0.62). The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following weighted average assumptions:

	2009	2008

Risk free interest rate	0.52%	2.02%
Expected life	1.40 years	1 year
Annualized volatility	107.96%	120.80%
Expected dividends	-	-

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

Stock Options

The following incentive stock options were outstanding at 31 December 2009:

	Exercise price	Number of options	Remaining contractual life (years)
	$

Options	1.00	1,410,000	8.10
Options	1.05	1,425,000	8.86
Options	0.70	3,240,000	9.39

		6,075,000

The following is a summary of stock option activities during the years ended 31 December 2009 and 2008:

	Number of options	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2008	3,200,000	0.30

Granted	8,430,000	1.01
Exercised	-
Cancelled	(6,795,000)	0.67

Outstanding and exercisable at 31 December 2008	4,835,000	1.02

Weighted average fair value of options granted during the year		0.90

Outstanding at 1 January 2009	4,835,000	1.02

Granted	5,440,000	0.70
Exercised	-
Cancelled	(4,200,000)	0.84

Outstanding at 31 December 2009	6,075,000	0.85

Weighted average fair value of options vested during the year		0.73

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

13.	Stock-Based Compensation

During the year ended 31 December 2009, the Company granted 5,440,000 stock options to employees, directors and consultants of the Company entitling the holders to purchase common shares of the Company for proceeds of $0.70 per common share expiring 20 May 2019 of which 3,240,000 were granted to employees and 2,200,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the year, estimated using Black-Scholes model, was $1,543,706.  This amount has been expensed as stock-based compensation.

During the year ended 31 December 2008, the Company granted 8,430,000 stock options to employees and directors of the Company entitling the holders to purchase up to 6,880,000 common shares of the Company for proceeds of $1.00 per common share expiring 4 February 2018 and 1,550,000 common shares of the Company for proceeds of $1.05 per common share expiring 10 November 2018. A total of 3,595,000 of these stock options were cancelled during the year ended 31 December 2008.  The fair value of the portion of the options which vested in the year, estimated using Black-Scholes model, was $2,918,132 (31 December 2008 - $2,033,607).  This amount has been expensed as stock-based compensation.

A total of 3,900,000 of the previously granted outstanding stock options, 3,700,000 granted to employees and 200,000 granted to non-employees, of the Company were cancelled during the year ended 31 December 2009 (31 December 2008 – 6,795,000) (Note 12).

The fair value of each option was estimated on the date of grant using Black-Scholes option pricing model. The assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy the Company’s stock with contractual terms closest to the expected life of options granted to employees, directors or consultants.

The following assumptions were used for the Black-Scholes valuation of stock options granted/vested:

	2009	2008

Risk free interest rate	3.21%	3.71%
Expected life	9.9 years	10.0 years
Annualized volatility	120%	101%
Expected dividends	-	-

14.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2009.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for consolidated financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

The provision for refundable federal income tax consists of the following:

	For the year ended 31 December 2009	For the year ended 31 December 2008
	$	$
Deferred tax asset attributable to:
Current operations	5,032,402	1,808,240
Amortization	(25,696)	(13,765)
Stock based compensation	(1,517,025)	(691,426)
Other	45,900	(68,000)
Change in valuation allowance	1,296,269	(1,035,049)

Future income tax recovery	4,831,850	-

The composition of the Company’s deferred tax assets as at 31 December 2009 and 31 December 2008 is as follows:

	As at 31 December 2009	As at 31 December 2008
	$	$

Net income tax operating loss carryforward	14,189,400	3,799,141

Statutory federal income tax rate	34.05%	34.15%
Effective income tax rate	0.00%	0.00%

Future income tax assets (liabilities)
Tax loss carryforward	4,831,850	1,296,269
Mineral property costs	(5,584,070)	-
Less: Valuation allowance	-	(1,296,269)

Future income tax assets (liabilities)	(752,220)	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2009, the Company has an unused net operating loss carryforward balance of approximately $14,189,400 that is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2029.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

15.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 31 December 2009 (Unaudited)	For the year ended 31 December 2009	For the year ended 31 December 2008	For the year ended 31 December 2007
	$	$	$	$

Cash paid during the year for interest	38,802	38,802	-	-
Cash paid during the year for income taxes	-	-	-	-

During the year ended 31 December 2009, the Company recorded a total write-down of mineral property expenditures in the amount of $4,339,330 related to the Atena, Cerro Amarillo and Amira properties (Note 8).

During the year ended 31 December 2009, the Company recorded a total write-down of property and equipment in the amount of $26,611 (Note 6).

During the year ended 31 December 2009, the Company issued 315,775 agent compensation warrants valued at $262,788 for agent services rendered (Note 12).

During the year ended 31 December 2009, the Company issued 2,500,000 common shares valued at $1.18 per common share pursuant to the Peruvian Gold Sands assignment agreement (Notes 8 and 12).

During the year ended 31 December 2009, the Company issued 2,000,000 common shares valued at $0.65 per common share pursuant to the Peruvian Gold Sands assignment agreement (Notes 8 and 12).

During the year ended 31 December 2009, the Company issued 2,000,000 common shares valued at $0.73 per common share pursuant to the Atena Agreement (Notes 8 and 12).

During the year ended 31 December 2009, the Company issued 300,000 common shares valued at $0.73 per common share pursuant to the Cerro Amarillo Agreement (Notes 8 and 12).

During the year ended 31 December 2009, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (31 December 2008 - $Nil, cumulative - $12,000) and $Nil (31 December 2008 - $Nil, cumulative - $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 11).

During the year ended 31 December 2008, the Company issued 500,000 common shares valued at $0.70 per common share in pursuant to the Atena Gold Project assignment agreement (Notes 8 and 12).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

During the year ended 31 December 2008, the Company issued 2,000,000 common shares valued at $1.01 per common share in pursuant to the Peruvian Gold Sands assignment agreement (Notes 8 and 12).

During the year ended 31 December 2008, the Company issued 300,000 common shares valued at $0.70 per common share pursuant to the Cerro Amarillo assignment agreement (Notes 8 and 12).

During the year ended 31 December 2008, the Company issued 70,645 common shares valued at $49,252 and 70,645 warrants valued at $25,252 for agent services rendered (Note 12).

During the year ended 31 December 2008, the Company issued 1,000,000 common shares valued at $1.59 per common share pursuant to the Atena Gold Project assignment agreement (Notes 8 and 12).

During the year ended 31 December 2008, the Company issued 350,511 agent compensation warrants valued at $237,293 for agent services rendered (Note 12).

By agreements effective 18 January 2008, the Company assigned all of its rights, title and interest in the Tombaugh Lease with a book value of $481,504 to a purchaser in consideration for the purchaser assuming the Company’s outstanding payment obligations of $788,619 related to its convertible debentures. The Company recorded a gain of $307,115 upon completion of the transaction (Note 4).

During the year ended 31 December 2008, the Company issued $Nil common shares (31 December 2007 – 1,145,300) for convertible debentures of $Nil (31 December 2007 - $22,906) (Note 11).

During the year ended 31 December 2008 the Company accrued interest of $Nil (31 December 2007 - $74,770, cumulative – $126,525) on convertible debentures.

16.	Commitments

The Company is subject to certain outstanding and future commitments related to its mineral property interest (Note 8).

17.	Interest in Variable Interest Entity

In October 2009, the Company acquired 50% interest in Bacon Hill, the registered owner of 999 shares of the 1,000 shares of Maranon that are issued and outstanding.  Maranon is the beneficial owner of 100% interest in the Peruvian Gold Sands (Note 8).  The aggregate purchase price was $5,410,000 paid by $1,500,000 in cash and 4,500,000 common shares of the Company valued at $3,910,000 (Notes 8, 12 and 15). The acquisition of Bacon Hill expands the Company’s business of acquiring and exploring mineral properties.  The Company also has the exclusive right to purchase the remaining 50% share interest in Bacon Hill, upon certain terms and conditions (Note 8).

The Company follows ASC 810-10 and fully consolidates the assets, liabilities, revenues and expenses of Bacon Hill.  A valuation of certain assets was completed and the Company internally determined the fair value of others assets and liabilities.  In determining the fair value of acquired assets, standard valuation techniques were used including market and income approach.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

The purchase price allocation has been determined as follows:

Assets purchased:
Cash and cash equivalents	$92
Amounts receivable	34,277
Mineral property interests	17,205,047
Property and equipment	38,363

Total assets acquired	$17,277,779

Liabilities assumed:
Accounts payable	$197,976
Due to related parties	675,733
Future income tax liabilities	5,584,070

Total liabilities assumed	$6,457,779

Non-controlling interest:	$5,410,000

Purchase price	$5,410,000

Pro forma information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company and Bacon Hill for the years ended 31 December 2009 and 2008 as if the acquisition had occurred at 1 January 2008:

	Unaudited Consolidated Pro Forma
	For the year ended
	31 December 2009	31 December 2008
	$	$

Revenue	-	-
Net loss	9,587,411	5,305,545
Basic and diluted loss per common share	(0.149)	(0.100)

The amounts of revenue and net loss of Bacon Hill since the acquisition date included in the consolidated income statement for the year ended 31 December 2009 are $Nil and $4,367, respectively.

The unaudited consolidated pro forma financial information does not include adjustments to remove certain private company expenses, which may not be incurred in future periods.  Similarly, the unaudited consolidated pro forma financial information does not include adjustments for additional expenses, such as rent, insurance, and other expenses that would have been incurred subsequent to the acquisition date.  The unaudited consolidated pro forma financial information does not necessarily reflect the results of operations that would have been occurred had the Company and Maranon been a single entity during these periods.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

18.	Subsequent Events

Subsequent to the year ended 31 December 2009 to the date the consolidated financial statements were available to be issued on 26 March 2010, the following events occurred:

1.
On 25 January 2010 (the “Effective Date”), the Company entered into an assignment agreement with Temasek (the “Minera Saramiriza Agreement”), to acquire a 100% interest in the mineral rights that are the property and title on Minera Saramiriza S.A.C. In order for the Company to keep its interest in good standing and to exercise the option to acquire a 100% interest in the property, the Company must issue, within 30 business days from the Effective Date, 500,000 common shares of the Company to the order and direction of Temasek.

The Company may exercise the initial 33% option by fulfilling the following conditions within 12 months of the Effective Date:

a.         Issued the initial 500,000 common shares (issued and valued at $0.81);
b.         Pay $250,000; and
c.         Issue an additional 1,000,000 common shares.

The Company may exercise the second 33% option by fulfilling the following conditions within 24 months of the Effective Date:

a.         Exercise and complete the initial 33 % option;
b.         Pay an additional $1,000,000; and
c.         Issue an additional 1,000,000 common shares.

The Company may exercise the final 34% option by fulfilling the following conditions within 36 months of the Effective Date:

a.         Exercise and complete the initial and second 33 % options;
b.         Pay an additional $2,000,000; and
c.         Issue an additional 2,000,000 common shares.

The property is subject to a 2.5% net returns royalty that the Company can reduce to 1.0% upon payment of a further $2,000,000 within 90 days of the exercise and completion of the final 34% option.

2.	On 22 January 2010, the Company granted 3,240,000 stock options of which 330,000 were granted to employees and 2,910,000 were granted to non-employees of the Company.

3.	On 1 March 2010, the Company extended the Seabridge Letter of Intent due diligence period to 15 March 2010 (completed) with closing of the transaction to occur on or about 31 March 2010.

4.	On 19 March 2010, the Company issued 500,000 common shares valued at $0.81 per common share related to the Minera Saramiriza Agreement.

(a)(2)           Not Applicable.

(a)(3)           Exhibits.

See (b) below.

(b)            Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

 (c)            Financial Statements Excluded From Annual Report to Shareholders.

Not Applicable.

Glossary of Certain Mining Terms

Alluvial -	Material deposited by the action of running water.
Anticline -	An arch or fold in layers of rock shaped like the crest of a wave.
Base Metal -	Any non-precious metal (e.g., copper, lead, zinc, nickel, etc.).
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2010.

CONSTITUTION MINING CORP.,
a Delaware corporation

By:           /s/ Michael Stocker
Michael Stocker
President and Chief Executive Officer

Each person whose signature appears below authorizes Michael Stocker to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this annual report on Form 10-K necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Michael Stocker	March 31, 2010
Michael Stocker, Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Alois Wiget	March 31, 2010
Alois Wiget, Director and Chairman of the Board

/s/ Peter Wiget	March 31, 2010
Peter Wiget, Director

/s/ Robert Van Tassell	March 31, 2010
Robert Van Tassell, Director

/s/ Gary Artmont	March 31, 2010
Gary Artmont, Director

/s/ Hernan Zaballa	March 31, 2010
Hernan Zaballa, Director

/s/ Kenneth Phillippe	March 31, 2010
Kenneth Phillippe, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Secretary, and Treasurer

CONSTITUTION MINING CORP.

EXHIBIT INDEX
TO
2009 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Agreement and Plan of Merger, dated October 21, 2009, by and between the Constitution Mining Corp, a Delaware corporation, and Constitution Mining Corp., a Nevada corporation.	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 21, 2009.
3.1	Certificate of Incorporation of Constitution Mining Corp, a Delaware Corp.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2009.
3.2	Bylaws of Constitution Mining Corp., a Delaware Corp.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2009.
10.1	2007 Stock Incentive Plan, as Amended.	Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008
10.2
Services Contract, dated October 15, 2008, between St. Lawrence Alluvial Services and Logistics Corp., its wholly-owned subsidiary Logistica y Servicios Aluviales San Lorenzo SAC, and Constitution Mining Corp.
Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008
10.3	Assignment Agreement, dated effective December 12, 2007, between Proyectos Mineros S.A. and Constitution Mining Corp. regarding Atena Gold Property.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2007.
10.4	Assignment Agreement, dated effective January 8, 2008, between Proyectos Mineros S.A. and Constitution Mining Corp. regarding Cerro Amarillo Property.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 10, 2008.
10.5	Assignment and Assumption of Lease and Debt Agreement, dated effective January 18, 2008.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2008.
10.6	Assignment Agreement, dated effective March 17, 2008, between Proyectos Mineros S.A. and Constitution Mining Corp., regarding the Amira, Amira Norte and Esparta II Properties.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 2008.
10.7	Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 29, 2008
10.8	Amendment No. 1 to Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10.9	Second Amendment to Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 2, 2009.

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
10.10	Mineral Right Option Agreement with Temasek Investments, Inc., January 2010.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2010.
10.11	Consulting and Services Contact with Stocker International, Inc., dated October 2009.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 15, 2010.
14.1	Code of Ethics and Code of Conduct.	Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008
21.1	Subsidiaries of Constitution Mining Corp.		X
24.1	Power of Attorney.		X
31.1	Certificate of Michael Stocker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Kenneth Phillippe, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Michael Stocker, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Kenneth Phillippe, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
99.1	Letter of Intent for the Acquisition of Certain Mining Claims in Nevada, dated December 2, 2009, by and between the Company and Seabridge Gold, Inc.	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 4, 2009.
99.2	Extension to Letter of Intent for the Acquisition of Certain Mining Claims in Nevada, dated February 24, 2010.	Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 1, 2010.
___________