Form 10-Q
period 2010-03-31
CONSTITUTION MINING CORP
filed 2010-05-17
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Non-accelerated filer    ☐ (Do not check if a smaller reporting company)                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 13, 2010
Common Stock, $0.001 par value	82,947,412

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Consolidated Balance Sheet as of March 31, 2010.
F-2	Unaudited Consolidated Statements of Loss and Comprehensive Loss for the three months ended March 31, 2010 and 2009 and from inception on March 6, 2000 to March 31, 2010.
F-3	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficiency) from inception on March 6, 2000 to March 31, 2010.
F-4	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and from inception on March 6, 2000 to March 31, 2010.
F-5	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 March 2010	As at 31 December 2009 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	68,275	205,125
Amounts receivable (Note 4)	84,262	125,352
Prepaid expense	24,052	22,724

	176,589	353,201

Property and equipment (Note 5)	177,467	150,758

Website development cost (Note 6)	20,458	25,731

Mineral property costs (Note 7)	20,509,039	19,900,368

	20,883,553	20,430,058

Liabilities

Current
Accounts payable and accrued liabilities (Note 8)	1,111,299	867,027
Due to related parties (Note 9)	1,156,871	966,904

	2,268,170	1,833,931

Future income tax liabilities (Note 13)	562,653	752,220

	2,830,823	2,586,151

Stockholders’ equity

Capital stock (Note 11)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 December 2009 – 78,055,985 common shares, par value $0.001
31 March 2010 – 78,947,412 common shares, par value $0.001	78,947	78,056
Share subscriptions received in advance	-	70,000
Additional paid in capital	26,868,051	25,336,424
Warrants (Note 11)	3,530,774	3,572,255
Deficit, accumulated during the exploration stage	(17,835,042)	(16,622,828)

	12,642,730	12,433,907

Non-controlling interest	5,410,000	5,410,000

	18,052,730	17,843,907

	20,883,553	20,430,058

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 15) and Subsequent Events (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 31 March 2010	For the three month period ended 31 March 2010	For the three month period ended 31 March 2009	For the three month period ended 31 March 2008
	$	$	$	$

Expenses
Acquisition of mineral property interests	-	-	-	650,260
Amortization expense (Notes 5 and 6)	294,256	19,207	21,122	3,643
Default on oil and gas deposit	25,000	-	-	-
Exploration costs (Note 7)	3,925,675	190,218	482,151	421,491
Interest	165,327	-	-	-
Investor relations	2,188,318	93,221	259,126	94,993
Management fees (Note 10)	893,450	111,000	74,076	78,000
Office and miscellaneous	455,679	21,296	80,611	39,441
Professional fees	2,337,085	145,160	161,625	150,249
Rent (Note 10)	167,300	1,970	26,800	7,297
Stock-based compensation (Note 12)	7,932,518	812,038	1,497,220	-
Travel	476,372	36,936	53,007	44,201
Write-down of mineral property acquisition costs (Note 7)	4,339,330	-	-	-
Write-down of property and equipment (Note 5)	26,611	-	-	-

Net operating loss before other items	(23,226,921)	(1,431,046)	(2,655,738)	(1,489,575)

Other items
Foreign exchange income (loss)	55,552	29,265	5,142	(8,155)
Gain on sale of oil and gas property (Note 14)	307,115	-	-	307,115
Interest income	12,795	-	-	1,990
Provision for potential legal claims (Note 8)	(65,000)	-	-	-
Project management fees	60,000	-	-	-
	370,462	29,265	5,142	300,950
Net operating loss before income taxes	(22,856,459)	(1,401,781)	(2,650,596)	(1,188,625)

Future income tax recovery (Note 13)	5,021,417	189,567	-	-

Net loss and comprehensive loss for the period	(17,835,042)	(1,212,214)	(2,650,596)	(1,188,625)

Basic and diluted loss per common share		(0.015)	(0.045)	(0.024)

Weighted average number of common shares used in per share calculations		78,947,412	58,469,456	49,162,519

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital Stock	Additional paid-in capital	Share subscriptions received in advance	Warrants	Deficit, accumulated during the exploration stage	Non-controlling interest	Total stockholders’ equity
		$	$	$	$	$	$	$
Balance at 6 March 2000 (inception)
Common shares issued – cash	2,000,000	2,000	1,000	-	-	-	-	3,000
Net loss for the period	-	-	-	-	-	(2,291)	-	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	-	-	(2,291)	-	709
Common shares issued – cash	5,000,000	5,000	42,000	-	-	-	-	47,000
Net loss for the year	-	-	-	-	-	(10,571)	-	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000		-	(12,862)	-	37,138
Net loss for the year	-	-	-	-	-	(12,097)	-	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	-	-	(24,959)	-	25,041
Net loss for the year	-	-	-	-	-	(11,019)	-	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	-	-	(35,978)	-	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(6,451)	-	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	-	-	(42,429)	-	7,571
2 for 1 forward split	21,000,000	21,000	(21,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(18,338)	-	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	-	-	(60,767)	-	(10,767)
Common shares issued – cash	4,000,000	4,000	76,000	-	-	-	-	80,000
Contributions to capital by related party – expenses (Notes 10 and 14)	-	-	14,400	-	-	-	-	14,400
Net loss for the year	-	-	-	-	-	(289,343)	-	(289,343)
Balance at 31 December 2006	46,000,000	46,000	98,400	-	-	(350,110)	-	(205,710)
Contributions to capital by related party – expenses (Notes 10 and 14)	-	-	600	-	-	-	-	600
Common shares issued – debt	1,145,300	1,145	21,761	-	-	-	-	22,906
Common shares issued – cash	1,437,000	1,437	501,513	-	-	-	-	502,950
Stock-based compensation (Note 12)	-	-	625,035	-	-	-	-	625,035
Net loss for the year	-	-	-	-	-	(1,218,721)	-	(1,218,721)

Balance at 31 December 2007	48,582,300	48,582	1,247,309	-	-	(1,568,831)	-	(272,940)
Common shares issued – mineral properties (Notes 7, 11 and 14)	3,800,000	3,800	4,166,200	-	-	-	-	4,170,000
Common shares issued – cash (Note 11)	6,016,511	6,016	4,706,272	-	-	-	-	4,712,288
Common shares issued – services (Notes 11 and 14)	70,645	71	49,380	-	-	-	-	49,451
Value assigned to warrants (Note 11)	-	-	(3,739,570)	-	3,739,570	-	-	-
Share issuance costs	-	-	(517,702)	-	237,293	-	-	(280,409)
Stock-based compensation (Note 12)	-	-	2,033,607	-	-	-	-	2,033,607
Net loss for the year	-	-	-	-	-	(5,304,833)	-	(5,304,833)

Balance at 31 December 2008	58,469,456	58,469	7,945,496	-	3,976,863	(6,873,664)	-	5,107,164

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital Stock	Additional paid–in capital	Share subscriptions received in advance	Warrants	Deficit accumulated during the exploration stage	Non-controlling interest	Total stockholders’ equity
		$	$	$	$	$	$	$

Balance at 31 December 2008	58,469,456	58,469	7,945,496	-	3,976,863	(6,873,664)	-	5,107,164
Common shares issued – mineral properties (Notes 7, 11 and 14)	2,300,000	2,300	1,676,700	-	-	-	-	1,679,000
Common shares issued – cash (Note 11)	12,786,529	12,787	6,812,536	-	-	-	-	6,825,323
Value assigned to warrants (Note 12)	-	-	(3,309,467)	-	3,309,467		-	-
Warrants expired (Note 11)	-	-	3,739,570	-	(3,739,570)	-	-	-
Agent compensation warrants expired (Note 11)	-	-	237,293	-	(237,293)	-	-	-
Share issuance costs	-	-	(473,042)	-	262,788	-	-	(210,254)
Share subscription received in advance	-	-	-	70,000	-	-	-	70,000
Business acquisition (Notes 7, 11 and 14)	4,500,000	4,500	4,245,500	-	-	-	5,410,000	9,660,000
Stock-based compensation (Note 12)	-	-	4,461,838	-	-	-	-	4,461,838
Net loss for the year	-	-	-	-	-	(9,749,164)	-	(9,749,164)

Balance at 31 December 2009	78,055,985	78,056	25,336,424	70,000	3,572,255	(16,622,828)	5,410,000	17,843,907
Common shares issued – mineral properties (Notes 7, 11 and 14)	500,000	500	404,500	-	-	-	-	405,000
Common shares issued – cash (Note 12)	391,427	391	273,608	(70,000)	-	-	-	203,999
Warrants exercised (Note 11)	-	-	41,481		(41,481)			-
Stock-based compensation (Note 12)	-	-	812,038	-	-	-	-	812,038
Net loss for the period	-	-	-	-	-	(1,212,214)	-	(1,212,214)

Balance at 31 March 2010	78,947,412	78,947	26,868,051	-	3,530,774	(17,835,042)	5,410,000	18,052,730

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 31 March 2010	For the three month period ended 31 March 2010	For the three month period ended 31 March 2009	For the three month period ended 31 March 2008
	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(17,835,042)	(1,212,214)	(2,650,596)	(1,118,625)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest	126,525	-	-	-
Amortization (Notes 5 and 6)	294,256	19,207	21,122	3,643
Contributions to capital by related party expenses	15,000	-	-	-
Future income tax recovery	(5,021,417)	(189,567)	-	-
Shares issued for services (Notes 11 and 14)	24,199	-	-	-
Shares issued for mineral properties	-	-	-	560,000
Warrants issued for services (Notes 11 and 14)	25,252	-	-	-
Gain on sale of oil and gas property (Note 14)	(307,115)	-	-	(307,115)
Stock-based compensation (Note 12)	7,932,518	812,038	1,497,220	-
Write-down of mineral property acquisition costs (Note 7)	4,339,330	-	-	-
Write-down of property and equipment (Note 5)	26,611	-	-	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(24,052)	(1,328)	256,465	49,708
(Increase) decrease in amounts receivable	(49,985)	41,090	30,000	4,000
Increase in accounts payable and accrued liabilities	628,253	244,272	547,125	169,644
Increase in due to related parties	453,834	189,967	137,832	155,123

	(9,371,833)	(96,535)	(160,832)	(553,622)

Cash flows used in investing activities
Acquisition of mineral property interest (Note 7)	(764,253)	(203,671)	(25,00)	-
Business acquisition, net of cash received	(1,499,908)	-	-	-
Purchase of equipment (Note 5)	(255,233)	(40,643)	(85,258)	(4,467)
Website development costs (Note 6)	(64,693)	-	-	(39,693)
Purchase of oil and gas property	(642,006)	-	-	-

	(3,226,093)	(244,314)	(110,258)	(44,160)

Cash flows from financing activities
Issuance of common shares, net of share issue costs (Note 11)	4,924,860	273,999	-	-
Increase in due to related parties	27,304	-	-	-
Issuance of warrants (Note 11)	7,049,037	-	-	-
Convertible debentures	665,000	-	-	-
Share subscriptions received in advance	-	(70,000)	240,000	706,447

	12,666,201	203,999	240,000	706,477

Increase (decrease) in cash and cash equivalents	68,275	(136,850)	(31,090)	108,665

Cash and cash equivalents, beginning of period	-	205,125	66,580	54,642

Cash and cash equivalents, end of period	68,275	68,275	35,490	163,307

Supplemental Disclosures with Respect of Cash Flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

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

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Constitution Mining Argentina SA, a company incorporated under the laws of Argentina, since its date of incorporation on 4 March 2008.   The Company also follows ASC 810-10, “Consolidation”, and fully consolidates the assets, liabilities, revenues and expenses of Bacon Hill Invest Inc. (“Bacon Hill”), a company incorporated under the law of Panama.  The Company owns a 50% interest in Bacon Hill.  It recognizes the other owner’s equity under the heading noncontrolling interest.

The Company’s consolidated financial statements as at 31 March 2010 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $1,212,214 for the three month period ended 31 March 2010 (31 March 2009 – $2,650,596, 31 March 2008 - $1,188,625) and has working capital deficit of $2,091,581 at 31 March 2010 (31 December 2009 – $1,480,730).

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
31 March 2010

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

2.            Changes in Accounting Policies

In January 2010, FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification”. ASU No. 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU No. 2010-02 is effective for the Company starting 1 January 2010. The Company  adoption of ASU No. 2010-2 did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. ASU No. 2010-2 is effective for the Company starting 1 January 2010. The adoption of the ASU No. 2010-01 did have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective 1 January 2010.  The adoption of SFAS No. 167 did not have a material impact on the Company’s consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 January 2010.  The adoption of SFAS No. 166 did not have a material impact on the Company’s consolidated financial statements.

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
31 March 2010

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 March 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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
31 March 2010

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 6 March 2000 to 31 March 2010.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The new guidance was effective on a prospective basis for interim or annual reporting periods ending after 15 June 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
31 March 2010

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

Recent accounting pronouncements

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASC No. 2010-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the  FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company’s consolidated financial statements

In January 2010, the FASB issued ASC No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASC No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company’s consolidated financial statements.

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

5.            Property and Equipment

			Net Book Value
	Cost	Accumulated amortization	31 March 2010	31 December 2009 (Audited)
	$	$	$	$

Equipment	254,595	77,128	177,467	150,758

During the three month period ended 31 March 2010, total additions to property and equipment were $40,643 (31 March 2009 - $85,258).

6.             Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	31 March 2010	31 December 2009 (Audited)
	$	$	$	$

Website development	64,693	44,235	20,458	25,731

During the three month period ended 31 March 2009, total additions to website development were $Nil (31 March 2009 - $Nil).

7.             Mineral Property Costs

        Seabridge Gold Claims

Effective 2 December 2009, the Company entered into a written Letter of Intent with Seabridge Gold Inc. (“Seabridge”) for the exclusive option to acquire a 100% interest in certain mining claims and leasehold interests in Nevada (the “Seabridge Claims”). The Company has until 15 January 2010 (extended to 15 March 2010) to conduct its due diligence (completed) and then, to proceed to enter into a more formal option agreement with Seabridge. Until then, the Letter of Intent remains binding between the parties (Notes 15 and 16).

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

c.       Issue a secured promissory note  in the principal amount of $1,000,000 bearing interest at 8% per annum, payable in full on or before the first anniversary of the Closing Date and secured the Seabridge Claims; and
b.       Issue a transferable convertible secured debenture in the principal amount of $1,000,000 maturing on the second anniversary of the Closing Date and bearing interest at a rate of 8% per year, payable quarterly, with principal and accrued interest convertible by Seabridge within 30 days of maturity into share of common stock at $1.00 per share, redeemable in full, not in part, by the Company at any time upon payment of 125% of the principal and accrued interest outstanding at the time of security redemption.

On or before 30 April 2010, the Company must:

a.       Pay $1,000,000 (not paid); and
b.       Issue 2,000,000 restricted common shares, which will be held in escrow and released 36 months following issuance (not issued).

If the payment of $1,000,000 and the issuance of 2,000,000 restricted common shares of the Company, required on or before 30 April 2010, is not completed by 1 May 2010, the Company will then have to transfer all the Seabridge Claims back to Seabridge.

On 1 April 2010, the Company entered into an asset purchase agreement with Seabridge. This asset purchases agreement replaces the Letter of Intent. The completion is expected to close on 20 May 2010 (Note 16).

The Company has not conducted exploration activities during the three month period then ended on this property.

Peruvian Gold Sands – Minera Maranon

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
31 March 2010

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
c.        Pay an additional $750,000 by 29 October 2009 or as soon as practicable thereafter (paid); and
d.        Issue an additional 500,000 common shares by 29 October 2009 or as soon as practicable thereafter (issued and valued at $1.18 per common share) (Notes 11 and 14).

The Company entered into an amending agreement dated 8 April 2010 (the “Third Peruvian Amendment”) with Temasek.  Under the Third Peruvian Amendment, the Company may now exercise the third and fourth 25% option resulting in the acquisition of a 100% interest in the Mineral Rights by fulfilling the following conditions as set out in the Third Peruvian Amendment (Note 16):

a.        Pay $1,000,000 (paid 22 April 2010);
b.        Issue an additional 6,000,000 common shares (2,000,000 issued and valued at $1.18 per common share (Notes 11 and 14)
           and 4,000,000 issued and valued at $1.05 per common share (Note 16)); and
c.        Issue a convertible note in the principal amount of $7,000,000 maturing on 8 April 2013 and bearing   interest at a rate
           of 12% per annum, payable annually, with principal payable upon maturity.  Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one (1) share of the Company's common stock and one (1) warrant to purchase one (1) share of the Company's common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit (issued 8 April 2010).

The property is subject to a 2.5% net returns royalty that the Company can reduce to 1.0% upon payment of a further $2,000,000 within 90 days of the exercise and completion of the final 25% option (Note 15).

Peruvian Gold Sands – Minera Saramiriza

On 25 January 2010 (the “Effective Date”), the Company entered into an assignment agreement with Temasek (the “Minera Saramiriza Agreement”), to acquire a 100% interest in the mineral rights that are the property and title on Minera Saramiriza S.A.C. In order for the Company to keep its interest in good standing and to exercise the option to acquire a 100% interest in the property, the Company must issue, within 30 business days from the Effective Date, 500,000 common shares of the Company (issued and valued at $0.81 per common share) to the order and direction of Temasek.

The Company may exercise the initial 33% option by fulfilling the following conditions within 12 months of the Effective Date:

a.          Issue the initial 500,000 common shares;
b.          Pay $250,000; and
c.          Issue an additional 1,000,000 common shares.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

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

Atena Gold Project

On 12 December 2007, the Company entered into an assignment agreement (the “Atena Agreement”) to acquire the right to explore and option to purchase the 3,676 hectare Atena Gold Project located in the Salta Province of Argentina.   Pursuant to the Atena Agreement, the Company was required to issue 500,000 common shares (issued and valued at $0.70 per common share) and pay $60,000 (paid). The Company could have acquired 100% of the option if it incurred a minimum of $3,740,000 in work commitment expenditures on the property and issue 7,000,000 common shares according to the following schedule (Notes 11 and 14):

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

During the year ended 31 December 2009, the Company recorded a provision for write-down of mineral property costs of $3,530,260 related to the Atena property (Note 14).

Cerro Amarillo Property

On 8 January 2008, the Company entered into an assignment agreement with  PMSA.  Under the assignment agreement,  PMSA assigned to the Company PMSA’s right to explore and option to purchase a 100% interest in Cerro Amarillo Property located in the Province of Mendoza, Argentina.  Pursuant to the terms of the assignment agreement, the Company issued 300,000 common shares (issued and valued at $0.70 per common share) and pay $10,000 (paid).  The Company could have acquired a 100% of the option if it incurred a minimum of $450,000 in work commitment expenditures on the property and issue 2,100,000 common shares according to the following schedule (Notes 11 and 14):

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

To exercise the option the Company was required to issue a further 3,000,000 common shares.  The option was subject to a 1% net smelter returns royalty.

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
h.     Pay additional $250,000 by 1 June 2012; and
i.      Incur $50,000 in exploration expenditures on or before 1 December 2008 (incurred);
j.      Incur additional $200,000 in exploration expenditures on or before 1 December 2009 (incurred; $125,070 included in accounts payable).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

During the year ended 31 December 2009, the Company announced that it was terminating their exploration program on the Cerro Amarillo Property and would allocate its resources exclusively to pursue the exploration and development of its property interests in northeastern Peru, the Peruvian Agreement.

During the year ended 31 December 2009, the Company recorded a provision for write-down of mineral property costs of $734,070 related to the Cerro Amarillo property (Note 14).

Amira, Amira Norte and Esparta II

On 17 March 2008, the Company entered into an assignment agreement with PMSA (the “Amira Agreement”), a company related to the Company by way of a director and shareholder in common. Under the assignment agreement,  PMSA assigned to the Company PMSA’s right to explore and option to purchase a 90% interest in three mining properties referred to as “Amira”, “Amira Norte” and “Esparta II” (collectively, the “Properties”), which are located in the Province of Salta, Argentina. In order for the Company to keep its interest in good standing and to exercise the option to acquire a 90% interest in the Properties, the Company had to make the following payments to the underlying titleholder, as set forth in the Amira Agreement:

a.         $75,000 by 19 January 2009;
b.         a further $150,000 by 19 January 2010;
c.         a further $200,000 by 19 January 2011; and
d.         a further $1,000,000 by 19 January 2012, by means of which final payment the Option to acquire a 90% interest in the
            Properties will have been automatically exercised.

The Company entered into an amending  assignment agreement dated 5 May 2009 (the “Amira Amendment”)  with Silvia Rodriguez, owner of the Properties, whereby the payment originally due on 19 January 2009 under the Amira Agreement was due as follows:

a.          $25,000 on or by the end on 30 June 2009 (accrued as at 31 December 2009); and
b.          $50,000 on or before by the end of 30 September 2009 (accrued as at 31 December 2009).

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

Included in accounts payable and accrued liabilities at 31 March 2010 is $45,000 and $20,000 (31 December 2009 - $45,000 and $20,000) related to settlement of potential legal claims on incidents arising from the mineral property interests and the related legal fees, respectively.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

9.            Due to Related Parties

As at 31 March 2010, the amount due to related parties consists of $166,288 (31 December 2009 - $27,304) payable to directors and former directors of the Company and $990,583 (31 December 2009 - $939,600) payable to companies controlled by shareholders and directors of Maranon.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

10.           Related Party Transactions

During the three month period ended 31 March 2010, the Company paid or accrued management and consulting fees of $111,000 (31 March 2009 - $74,076, 31 March 2008 - $78,000) to directors and officers of the Company and companies controlled by directors and officer.

During the three month period ended 31 March 2010, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (31 March 2009 - $Nil, 31 March 2008 - $Nil, cumulative - $12,000) and $Nil (31 March 2009 - $Nil, 31 March 2008 - $Nil, cumulative - $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 14).

11.           Capital Stock

Authorized

The total authorized capital consists of:

•    300,000,000 of common shares with par value of $0.001
•    50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

As at 31 March 2010, the total issued and outstanding capital stock is 78,947,412 common shares with a par value of $0.001 per common share.

On 19 March 2010, the Company issued 500,000 common shares valued at $0.81 per common share pursuant to the Minera Saramiriza Agreement (Notes 7 and 14).

On 16 March 2010, the Company issued 391,427 common shares at a price of $0.70 per unit for total proceeds of $273,999 pursuant to warrants issued on 9 July 2009.

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

On 1 December 2009, the Company issued 315,775 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.00 up to 1 December 2010, commencing 1 June 2010 (Note 14).

On 2 November 2009, the Company issued 2,500,000 common shares valued at $1.18 per common share pursuant to the Peruvian Agreement (Notes 7 and 14).

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

On 29 June 2009, the Company issued 2,000,000 common shares valued at $0.65 per common share pursuant to the Peruvian Agreement (Notes 7 and 14).

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
31 March 2010

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

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 March 2010:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.70	200,000	0.05
Agent compensation warrants	1.00	315,775	0.67
Warrants	1.00	7,533,462	0.67
Warrants	0.70	3,738,212	1.27
Warrants	0.70	923,428	1.42

		12,710,877

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

The following is a summary of warrant activities during the year ended 31 December 2009 and the three month period ended 31 March 2010:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2009	6,437,667	1.40

Granted	13,102,304	0.88
Exercised	-	-
Cancelled	(1,079,856)	1.40
Expired	(5,357,811)	1.40

Outstanding and exercisable at 31 December 2009	13,102,304	0.88

Weighted average fair value of warrants granted during the year		0.55

Outstanding and exercisable at 1 January 2010	13,102,304	0.88

Granted	-	-
Exercised	(391,427)	0.70
Cancelled	-	-
Expired	-	-

Outstanding and exercisable at 31 March 2010	12,710,877	0.89

Weighted average fair value of warrants granted during the period		-

The weighted average grant date fair value of warrants issued during the three month period ended 31 March 2010, amounted to $Nil per warrant (31 March 2009 - $Nil). The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following weighted average assumptions:

	2010	2009

Risk free interest rate	-	-
Expected life	-	-
Annualized volatility	-	-
Expected dividends	-	-

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

Stock Options

The following incentive stock options were outstanding at 31 March 2010:

	Exercise price	Number of options	Remaining contractual life (years)
	$

Options	1.00	1,410,000	7.85
Options	1.05	1,425,000	8.61
Options	0.70	3,240,000	9.14
Options	1.10	3,240,000	9.82

		9,315,000

The following is a summary of stock option activities during the year ended 31 December 2009 and the three month period ended 31 March 2010:

	Number of options	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2009	4,835,000	1.02

Granted	5,440,000	0.70
Exercised	-	-
Cancelled	(4,200,000)	0.84

Outstanding and exercisable at 31 December 2009	6,075,000	0.85

Weighted average fair value of options vested during the year		0.73

Outstanding and exercisable at 1 January 2010	6,075,000	0.85

Granted	3,240,000	1.10
Exercised	-	-
Cancelled	-	-

Outstanding and exercisable at 31 March 2010	9,315,000	0.94

Weighted average fair value of options vested during the period		0.87

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

12.          Stock-Based Compensation

During the three month period ended 31 March 2010, the Company granted 3,240,000 stock options to employees directors and consultants of the Company, entitling the holders to purchase common shares of the Company for proceeds of $1.10 per common share expiring 22 January 2020, of which 2,940,000 were granted to employees and 300,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the period, estimated using Black-Scholes model, was $572,172.  This amount has been expensed as stock-based compensation.

During the year ended 31 December 2009, the Company granted 5,440,000 stock options to employees, directors and consultants of the Company entitling the holders to purchase common shares of the Company for proceeds of $0.70 per common share expiring 20 May 2019 of which 3,240,000 were granted to employees and 2,200,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the period, estimated using Black-Scholes model, was $239,866.  This amount has been expensed as stock-based compensation.

A total of Nil of the previously granted outstanding stock options of the Company were cancelled during the three month period ended 31 March 2010 (31 March 2009 – 75,000) (Note 11).

The fair value of each option was estimated on the date of grant using Black-Scholes option pricing model. The assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy the Company’s stock with contractual terms closest to the expected life of options granted to employees, directors or consultants.

The following assumptions were used for the Black-Scholes valuation of stock options granted/vested:

	2010	2009

Risk free interest rate	3.62%	-
Expected life	10 years	-
Annualized volatility	115%	-
Expected dividends	-	-

13.          Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2010.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for consolidated financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 March 2010	For the three month period ended 31 March 2009
	$	$
Deferred tax asset attributable to:
Current operations	472,107	901,203
Amortization	(6,447)	(7,182)
Stock based compensation	(276,093)	(509,055)
Change in valuation allowance	-	(384,966)

Future income tax recovery	189,567	-

The composition of the Company’s deferred tax assets as at 31 March 2010 and 31 December 2009 is as follows:

	As at 31 March 2010	As at 31 December 2009 (Audited)
	$	$

Net income tax operating loss carryforward	14,759,936	14,189,400

Statutory federal income tax rate	34.02%	34.05%
Effective income tax rate	0.00%	0.00%

Future income tax assets (liabilities)
Tax loss carryforward	5,021,417	4,831,850
Mineral property costs	(5,584,070)	(5,584,070)
Less: Valuation allowance	-	-

Future income tax assets (liabilities)	(562,653)	(752,220)

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2010, the Company has an unused net operating loss carryforward balance of approximately $14,759,936 that is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2030.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

14.    Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 31 March 2010	For the three month period ended 31 March 2010	For the three month period ended 31 March 2009	For the three month period ended 31 March 2008
	$	$	$	$

Cash paid during the period for interest	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-

On 19 March 2010, the Company issued 500,000 common shares valued at $0.81 per common share pursuant to the Minera Saramiriza Agreement (Notes 11 and 14).

During the year ended 31 December 2009, the Company recorded a total write-down of mineral property expenditures in the amount of $4,339,330 related to the Atena, Cerro Amarillo and Amira properties (Note 7).
During the year ended 31 December 2009, the Company recorded a total write-down of property and equipment in the amount of $26,611 (Note 5).

During the year ended 31 December 2009, the Company issued 315,775 agent compensation warrants valued at $262,788 for agent services rendered (Note 11).

During the year ended 31 December 2009, the Company issued 2,500,000 common shares valued at $1.18 per common share pursuant to the Peruvian Gold Sands assignment agreement (Notes  and 11).

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
31 March 2010

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

During the year ended 31 December 2008, the Company issued $Nil common shares (31 December 2007 – 1,145,300) for convertible debentures of $Nil (31 December 2007 - $22,906).

During the year ended 31 December 2008 the Company accrued interest of $Nil (31 December 2007 - $74,770, cumulative – $126,525) on convertible debentures.

15.       Commitments

The Company is subject to certain outstanding and future commitments related to its mineral property interest (Note 7).

16.       Subsequent Events

Subsequent to the three month period ended 31 March 2010 to the date the consolidated financial statements were available to be issued on 12 May 2010, the following events occurred:

1.
On 1 April 2010, the Company entered into an asset purchase agreement with Seabridge.  Pursuant to the agreement the Company will purchase all of Seabridge’s interests in certain exploration properties located in Nevada along with certain data and contracts related thereto for an aggregate purchase price consisting of: (1) $2,000,000 in cash ($200,000 of which was paid to Seabridge upon execution of the letter of intent in December 2009), (2) 3,000,000 shares of common stock of the Company, (3) a one-year promissory note in the principal amount of $1,000,000 and (4) a two-year convertible debenture in the principal amount of $1,000,000.  The promissory note and the convertible debenture will be entered into by the parties upon the closing and the shares of common stock will be delivered at closing, along with the final cash payment of $1,800,000.  The Transaction is expected to close on 20 May 2010.

2.
On 1 April 2010 the Company entered into a $800,000 loan agreement with St. Lawrence Alluvial Services and Logistics Corp.  The Company agreed to repay the loan within 90 days together with interest at a rate of 12% per year.

3.
On 8 April 2010 the Company entered into the Third Peruvian Amendment to the mineral rights option Agreement, dated 29 September 2008, with Temasek. Under the terms of the third amendment the Company may exercise the third and fourth 25% options, resulting in its acquisition of a one-hundred percent interest in the mineral rights, after fulfilling the following conditions:

a.     Pay $1,000,000 (paid 22 April 2010);
b.     Issue an additional 6,000,000 commons shares (2,000,000 issued and valued at $1.18 per common share and 4,000,000 issued and valued at $1.05 per common share); and
c.      Issue a convertible note in the principal amount of $7,000,000 maturing on 8 April 2013 and bearing interest at a rate of 12% per annum, payable annually, with principal payable upon maturity.  Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one (1) share of the Company's common stock and one (1) warrant to purchase one
        (1) share of the Company's common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit.

4.	On 13 April 2010, the Company issued 4,000,000 common shares valued at $1.05 per common share pursuant to the Peruvian Agreement (Note 7).

5.	On 17 April 2010, a total of 200,000 previously outstanding share purchase warrants were cancelled.

6.	On 23 April 2010, the Company announced that it has completed the acquisition of 100% interest in the Peruvian Gold Sands.

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

•
risk that we will not be able to close the transaction to acquire certain mineral claims and other related assets pursuant to the asset purchase agreement we entered into on April 1, 2010 with Seabridge Gold Corporation, a Nevada corporation, Pacific Intermountain Gold Corporation, a Nevada corporation, and Seabridge Gold Inc., a Canadian corporation;

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

The forgoing list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

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

The Peru Property

Our property interests located in Peru are in the exploration stage and we refer to these properties as the "Peru Property".  These properties are without known reserves and the proposed plan of exploration detailed below is exploratory in nature.  These properties are described below.

We entered into a Mineral Right Option Agreement with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama, on September 29, 2008 (the “Effective Date”), as amended and supplemented by Amendment No. 1, dated May 12, 2009 (“Amendment No. 1”) and Amendment No. 2, dated October 29, 2009 (“Amendment No. 2”) (collectively, the “Option Agreement”), in order to acquire four separate options from Temasek, each providing for the acquisition of a twenty-five percent interest in certain mineral rights (the “Mineral Rights”) in certain properties in Peru, potentially resulting in our acquisition of one hundred percent of the Mineral Rights upon exercise of all four options.  The Mineral Rights are currently owned by Compañía Minera Marañón S.A.C. (“Minera Marañón”).  Bacon Hill Invest Inc. (“Bacon Hill”), a corporation incorporated under the laws of Panama, owns 999 shares of the 1,000 shares of Minera Marañón that are issued and outstanding.  Temasek owns the single remaining share of Minera Marañón.  The acquisition of each twenty-five percent interest in the Mineral Rights occurs through the transfer by Temasek to us of twenty-five percent of the outstanding shares of Bacon Hill upon exercise of each option.

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

          On April 8, 2010 (“Amendment Effective Date”), we entered into an amendment (“Amendment No. 3”) to the Option Agreement.  Under the terms of Amendment No. 3, we would complete the exercise of the third and fourth twenty-five percent options, resulting in our acquisition of a one-hundred percent interest in the Mineral Rights, after fulfilling the following conditions (collectively the “Option Requirements”) within five business days of the Amendment Effective Date:

•	Payment to Temasek of US$1,000,000;

•	Issuance to Temasek of a total of 6,000,000 shares of our common stock (of which Temasek acknowledges that 2,000,000 shares were previously issued to Temasek in November 2009); and

•	Issuance of a convertible note for US$7,000,000 (the “Convertible Note”) payable to the order and the direction of Temasek.

         The Convertible Note has a term of three years and will accrue interest at a rate of 12% per annum.  Interest under the Convertible Note is payable annually and the principal is payable upon maturity.  Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one (1) share of the Company's common stock and one (1) warrant to purchase one (1) share of the Company's common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit.

          On April 23, 2010, we announced that we completed the exercise of the third and fourth twenty-five percent options, resulting in our acquisition of an aggregate 100% interest in the Mineral Rights, by fulfilling the Option Requirements set forth above.

           In connection with our acquisition of an aggregate 100% interest in the Mineral Rights, Temasek is entitled to an annual 2.5% net returns royalty related to the Mineral Rights.  However, if we pay Temasek $2,000,000 within ninety days of our acquisition of a one hundred percent interest in the Mineral Rights, Temasek will only be entitled to an annual 1.0% net returns royalty related to the Mineral Rights.

Expansion of Peru Property

On January 25, 2010 (the “Effective Date”), we entered into a Mineral Rights Option Agreement (the “Option Agreement”) with Temasek.  Pursuant to the Option Agreement, we acquired three separate options from Temasek, each providing for the acquisition of an approximately one-third interest in certain mineral rights (the “Mineral Rights”), in certain properties in Peru that abut the other property interests we already have in Peru described above.  Pursuant to the Option Agreement, the exercise of all three options would result in our acquisition of one hundred percent of the Mineral Rights.  The Mineral Rights are currently owned by Minera Saramiriza S.A.C. (“Minera Saramiriza”), a corporation incorporated under the laws of Peru.  Woodburn Investments, Inc. (“Woodburn”), a wholly-owned subsidiary of Temasek, owns 999 shares of the 1,000 shares of Minera Saramiriza that are issued and outstanding.  Temasek owns the single remaining share of Woodburn.  Our acquisition of each thirty-three percent interest in the Mineral Rights is structured to occur through the transfer to us of thirty-three percent of the outstanding shares of Woodburn upon the exercise of each of the three options.

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

Exploration Program

Shortly after our initial acquisition of property interests in Peru in September 2008, we commenced the initial stages of our exploration and development program and carried out the following activities:

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

•	Acquired churn drilling equipment for further evaluation and development of resources;

•	Set-up an operational base in the project area in the town of Saramiriza to continuously review the exploration program and prior experiences gained operating in this difficult terrain;

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

Gold bearing gravels were intersected in virtually all of the twenty six (26) holes drilled as part of this initial drilling program with the better mineralized horizons returning values in the 60 to 200 mg/m3 range (generally, grades in excess of 60 mg/m3 are considered economically viable) with reconnaissance holes up to 15 km apart indicating the widespread distribution of gold throughout the Marañón basin.

Concurrent with the drilling, pitting was carried out at locations where significant gold mineralization was encountered in drilling.  Pitting on the same site as one of the bangka holes gave comparable gold values for the bulk sample from the pit and the bangka drill sample, 213 mg/m3 and 208 mg/m3 respectively, indicating that bangka drilling appears to be an effective evaluation method.  In addition, river bank gravel outcrops and artisanal mine workings have been channel sampled and sedimentological studies have been carried out.  Again, virtually all samples taken in these programs have contained some level of gold.  Channel sampling of exposures in artisanal workings in paleo channels indicate average grades in the range of 120 to 350 mg/m3 with local accumulations of gold up to 550 mg/m3.

Significant additional drilling is required to better quantify the boundaries of the alluvial gold mineralization and identify concentrations associated with paleo channels.  We caution that results we received in the initial phase of the drilling program described above do not in any way indicate the presence of a commercially viable mineral deposit.  There is no assurance that a commercially viable mineral deposit exists on the properties underlying our mineral property interests in Perú and a great deal of further exploration is required before a final evaluation as to the economic and legal feasibility of future exploration is determined.

In the fourth quarter of 2009, we retained the services of an internationally recognized alluvial expert to direct and monitor the on-going exploration program, review results and ensure procedures conform to industry standards.

Detailed processing of the heavy mineral concentrates from the samples indicated a relationship between gold values and magnetite content, the two minerals being deposited together in “alluvial traps” (paleo channels) within the Marañón’s immense braided river system.  The association of the gold with magnetic minerals provides a potential means of locating concentrations of mineralization.  During the first quarter of 2010, we completed ground magnetic surveys over areas where mineralized gravels have been identified in order to obtain a “magnetic fingerprint”.

Based on the results from the initial phase of the drilling program and the ground magnetic surveys, we planned a Phase II drilling campaign that commenced in April 2010 and we anticipate will last for a duration of approximately 18 months.  If we are unable to secure additional financing in the near future, we will be unable to sustain drilling activity for the contemplated 18 month period and be forced to cease our exploration and development program.  In preparation for commencing this second phase of drilling activity, we further increased our drilling capabilities by purchasing of two additional bangka drills that were manufactured and delivered to the property site in April 2010.  The objective of this drilling is to determine if we can define resources of sufficient size to sustain a fleet of high capacity dredges and floating plants in the future.  The Phase II drilling campaign will initially consist of an aggressive five month 100-hole drill program that will cost an estimated US$300,000.  The Phase II 100-hole program consists of definition drilling within a 2.5 square kilometer grid situated over a large paleo channel that was successfully drilled during the 26-hole initial phase of the drilling program referenced above.  The grid is comprised of 4 lines, equally spaced at 250 meters apart.  Along each line, holes are being drilled every 100 meters to depths of up to 15 meters.  Bulk samples collected by excavating small pits and shafts are being used for metallurgical testing as well as to confirm drill results.  Our  plans are to expand the Phase II drill program beyond the initial 2.5 square kilometer exploration area to other areas of suspected high mineralization within the Peru Property that consists of a total of 461 square kilometers.

In addition to the foregoing, we intend to carry out the geophysical evaluation of the property and plan to continue drilling and test pitting for a period of at least 18 months.  We are also conducting mine development planning, process design, and other engineering studies with a view toward completing a feasibility study within a twenty-four month period.  Permitting is anticipated to be initiated as early in the exploration and development cycle as possible, so that trial or pilot dredging can be started as soon as feasibility has been established.

In May 2010, we initiated the process for expanding our drill permits and also are concluding the Environmental Impact permit, which will allow us to explore the entire area that comprises the Peru Property and allow for drilling of up to 428 additional holes.

Our current cash on hand is insufficient to complete any of the activities set forth in our planned exploration program.  While we have commenced our planned exploration program, we must secure additional financing in the near future in order to be able to sustain any drilling activity or we will be forced to cease our exploration and development program.  Provided that we are able to secure additional financing, we anticipate that we will incur the following costs for the next twelve months:

Activity	$USD
PROJECT COSTS:
Property-related costs	148,800
Environmental/Social permits	593,100
Exploration	1,015,094
Field costs	263,708
Travel expenses	154,160
Community Relations	211,429
Administration on site	69,857
Personnel	439,674
ADMINISTRATION	268,480
EQUIPMENT PURCHASE	334,000
TOTAL	$3,498,302

Acquisition of Nevada Mineral Claims and Leasehold Interests

On April 1, 2010, we entered into a Purchase Agreement with Seabridge to acquire all of Seabridge’s interests in certain mining claims and leasehold interests for exploration properties located in Nevada.  The properties subject to this transaction comprise interests in approximately 2,141 claims in Nevada covering more than 30 exploration projects with known gold occurrences.  Most of the claims are situated in Nevada's Walker Lane gold belt.  Pursuant to the Purchase Agreement, the consideration to purchase these assets from Seabridge will consist of the following: US$2,000,000 in cash (US$200,000 of which was paid to Seabridge upon execution of a letter of intent), 3,000,000 shares of our common stock, a one-year promissory note in the principal amount of US$1,000,000 and a two-year convertible debenture in the principal amount of US$1,000,000.  The promissory note and debenture each accrue interest at 8% per year.  The debenture is redeemable by us at any time prior to maturity upon payment of $1,250,000.  If not redeemed, the debenture and any accrued interest are convertible by Seabridge into common shares of our common stock at $1.00 per share.  The promissory note and the convertible debenture will be entered into by the parties upon the closing and the shares of common stock will be delivered at closing, along with the final cash payment of $1,800,000.

Closing of the transaction, contemplated to occur on May 20, 2010, is subject to Seabridge correcting or resolving to our reasonable satisfaction certain discrepancies and deficiencies in title to certain mineral claims being purchased, Seabridge obtaining certain authorizations, approvals and consents necessary to transfer the assets to us, the accuracy of the parties’ representations and warranties and material performance of all of the agreements and obligations of the parties under the terms of the asset purchase agreement.  We can give you no assurance that these and other conditions will ever be satisfied to allow us to close the transaction.

The Purchase Agreement contains certain termination rights, including the right of either party to terminate the Purchase Agreement if the closing has not occurred by June 20, 2010 (as long as the terminating party has performed its obligations under the Purchase Agreement) and to terminate upon a material misrepresentation or breach by the other party; the Purchase Agreement may also be terminated upon mutual written consent of the parties.

Consulting Agreements.

On January 29, 2010 (the “Effective Date”), we entered into Consulting Agreements with Michael Stocker, our Chief Executive Officer, Gary Artmont, our Vice President of Exploration, Kenneth Phillippe, our Chief Financial Officer, and Vittoria Finance Ltd. ("Vittoria"), a company under the control of Alois Wiget who serves as the Chairman of our board of directors (collectively, the "Consulting Agreements").  Each of the Consulting Agreements are materially the same.  The Consulting Agreements supersede and replace all prior compensatory agreements, understandings and commitments that previously existed between us and each consultant.  The Consultant Agreements commence as of the Effective Date and continue for a period of two years; provided, however, that the term shall be extended for an additional one-year period on each anniversary of the Effective Date of the Consulting Agreement, unless either party notifies the other in writing at least thirty days prior to such anniversary.  Each of the Consulting Agreements may be terminated for any reason upon thirty days written notice.  If any Consulting Agreement is terminated, other than for a violation of the Consulting Agreement or a related federal or state law or regulation, the consultant affected is entitled to compensation until the expiration of the notice period.  If any consultant violates the Consulting Agreement or a related federal or state law or regulation, we may terminate the Consulting Agreement immediately, without notice, and without further payment of compensation to the violating consultant.    Each consultant is subject to a covenant not to compete during the term of the Consulting Agreement and for twelve months thereafter.  The compensation payable under each Consultant Agreement is different.

In exchange for services rendered which include providing us with leadership, Dr. Stocker is entitled to receive $20,000 on a monthly basis as compensation.  Mr. Phillippe is entitled to receive $4,000 on a monthly basis as compensation for his responsibilities and services relating to all financial and fiscal management aspects of our operations.  In exchange for acting as our technical director, Mr. Artmont is entitled to receive compensation of $950 per day of service for a maximum of ten days per month, or such longer period of time as preapproved by our Chief Executive Officer.  The terms of the Consulting Agreement with Vittoria provide that Vittoria is entitled to receive $5,000 on a monthly basis as compensation for serving as our Chief Executive Officer's intermediary for certain tasks and providing assistance to our Chief Executive Officer in strategic planning, financial planning, and fundraising.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenues

We have not generated any revenues from operations since our inception.

Operating Expenses

We incurred operating expenses in the amount of $1,431,046 for the three months ended March 31, 2010, as compared to operating expenses of $2,655,738 for the three months ended March 31, 2009.  The substantial decrease in our operating expenses for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, is primarily attributable to decreased exploration costs, stock based compensation and investor relations expenditures during the reporting period.

We incurred exploration costs of $190,218 for the three months ended March 31, 2010, and exploration costs of $482,151 during the three months ended March 31, 2009.  Exploration costs incurred during the three months ended March 31, 2010 and 2009 related to the initial phases of the exploration programs on the Peru Property, but the decrease in these expenditures related to cost saving measures implemented by current property management during the planning for the current drill program.  We reported stock-based compensation of $812,038 for the three months ended March 31, 2010, compared to $1,497,220 for the three months ended March 31, 2009.  This decrease is attributable to a decrease in the value of options granted during the three months ended March 31, 2010.  We incurred investor relations expenses of $93,221 for the three months ended March 31, 2010, compared to $259,126 for the three months ended March 31, 2009.  This decrease in investor relations costs during the three months ended March 31, 2010, as compared to the prior year, is attributable to the utilization of more cost effective investor communication during the three months ended March 31, 2010.

Other Items

We reported other income of $29,265 for the three months ended March 31, 2010, as compared to other income of $5,142 for the three months ended March 31, 2009.  Other income reporting during the three months ended March 31, 2010 and 2009 related to foreign exchange income.

Net Loss

As a result of the above, for the three months ended March 31, 2010 we reported a net loss of $1,212,214, as compared to a net loss of $2,650,596 for the three months ended March 31, 2009.  The decrease in our net loss was primarily attributable to decreased operating expenses incurred in connection with cost saving initiatives implemented by current management during the reporting period.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.015 and $0.045 for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $68,275 (March 31, 2009 - $35,490) and a working capital deficit of $2,091,581 (March 31, 2009 - $1,164,952).

During the three month period following the date of this report, we anticipate that we will not generate any revenue.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $3,500,000 over the next twelve months.  We anticipate spending approximately $200,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $2,400,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months.  In order to provide us with cash to meet our short-term obligations, we entered into a Loan Agreement (the “Loan Agreement”) with St. Lawrence Alluvial Services and Logistics Corp. (the “Lender”) on April 1, 2010.  Under the terms of the Loan Agreement, the Lender loaned us eight hundred thousand dollars ($800,000) (the “Loan”).  The Loan will be used to finance expenditures on mining pediments in Peru.  We agreed to repay the Loan within a maximum term of ninety days from the execution of the Loan Agreement together with interest at a rate of twelve percent per year.

We believe that long-term debt financing will not be an alternative for funding additional phases of exploration as we do not have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program.  In the absence of such financing, we will default on the Loan Agreement with Lender, not be able to pursue our exploration program and/or maintain our mineral property interests in good standing.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital in the near future, we will continue to experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  We may consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying our mineral property interests.  We have not undertaken any efforts to locate a joint venture participant.  Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests.  If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral property interests to the joint venture participant.

Cash Used in Operating Activities

Cash flows used in operating activities for the three months ended March 31, 2010 were $96,535, as compared to cash flows used in operating activities of $160,832 for the three months ended March 31, 2009.  Our net loss of $1,212,214 for three months ended March 31, 2010 was the primary reason for our negative operating cash flow, as compared to our net loss of $2,650,596 for the three months ended March 31, 2009.

Cash Used in Investing Activities

For the three months ended March 31, 2010, we used $244,314 in investing activities, as compared to $110,258 used in investing activities for the three months ended March 31, 2009.  For the three months ended March 31, 2010, we purchased $40,643 in equipment and expended $203,671 in connection with the acquisition of mineral property interests, as compared to the three months ended March 31, 2009, in which we purchased $85,258 in equipment and expended $25,000 in connection with the acquisition of mineral property interests.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  Net cash flows provided by financing activities for the three months ended March 31, 2010 was $203,999, as compared to $240,000 for the three months ended March 31, 2009.

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

Going Concern

We have incurred net losses for the period from inception on March 6, 2000 to March 31, 2010 of $17,835,042 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most "critical accounting polices" in the Management Discussion and Analysis.  The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

As of the date of these interim consolidated financial statements, we have not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

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

Website development costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under ASC 350-40, "Internal-Use Software", will be expensed as incurred.  The costs of website development during the planning stage, as defined under ASC 350-50, "Website Development Costs", will also be expensed as incurred.

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

Segments of an enterprise and related information

ASC 280, "Segment Reporting" establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  We have evaluated this Codification and do not believe it is applicable at this time.

Start-up expenses

We have adopted ASC 720-15, "Start-Up Costs", which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with our formation have been included in our expenses for the period from the date of inception on 6 March 2000 to 31 March 2010.

Stock-Based Compensation

Effective 1 January 2006, we adopted the provisions of ASC 718, "Compensation - Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant).  We adopted ASC 718 using the modified prospective method, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of ASC 718 does not change the way we account for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

Foreign Currency Translation

Our functional and reporting currency is U.S. dollars.  Our consolidated financial statements are translated to U.S. dollars in accordance with ASC 830, "Foreign Currency Matters".  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  We have not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Comparative figures

Certain comparative figures have been adjusted to conform to the current year's presentation.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Dr. Michael Stocker, and our Chief Financial Officer, Mr. Kenneth Phillippe.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

In January 2008, a contractor was critically injured in an automobile accident while working for us in the area referred to as the Atena Project located in northwestern Argentina.  The contractor’s family has filed a claim in the Argentina court system seeking monetary damages in the amount of $300,000 from the driver of the automobile, who is considered an employee under Argentinean labor law.  Although we were not been named as a party in this action, we have anticipated that we may be named as a defendant in this action.  During the year ended December 31, 2008, we recorded provisions for potential legal claims relating to this incident in the amount of $200,000.  During the previous fiscal year , we agreed to make scheduled payments totaling $65,000 in settlement of any potential legal claims arising out of the accident described above.  We commenced making the scheduled payments and are currently negotiating a modification of the terms for the remaining payments.   Our indebtedness on this matter is included in the accounts payable recorded at March 31, 2010.

Item 1A.        Risk Factors.

Not Applicable.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

On March 19, 2010, we issued 500,000 shares of common stock to Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama, and its designees, as partial consideration for the exercise of the initial option to acquire a thirty-three percent interest in certain mineral rights in certain properties in Peru pursuant to the Mineral Rights Option Agreement, dated January 25, 2010.  These shares were issued in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").  We did not engage in any general solicitation or advertising in relation to the stock issuance to Temasek.  The stock certificate was issued with the appropriate legends affixed to the restricted stock.

On March 16, 2010, we issued an aggregate of 391,427 shares of common stock to 13 of our current shareholders in reliance on the exemption provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder in the case of U.S. persons and Regulation S promulgated under the Securities Act in the case of non-U.S. persons.  The shares were issued in connection with the exercise of warrants at an exercise price of $0.70 per warrant.  The gross proceeds we received from the exercise of these warrants was $273,999.  The stock certificate was issued with the appropriate legends affixed to the restricted stock.  We did not engage in any general solicitation or advertising in relation to the issuance of these shares.

Subsequent to the reporting period on April 13, 2010, we issued to Temasek a convertible note for $7,000,000 (the Convertible Note") and issued 4,000,000 shares of common stock to Temasek and its designees, as part of the final consideration required for the exercise of the third and fourth twenty-five percent options pursuant to the Mineral Rights Option Agreement, dated September 29, 2008, which was amended and supplemented by Amendment No. 1, dated May 12, 2009, Amendment No. 2, dated October 29, 2009, and Amendment No. 3, dated April 8, 2010, resulting in our acquisition of an aggregate 100% interest in certain mineral rights in certain properties in Peru.  The Convertible Note has a term of three years and will accrue interest at a rate of twelve percent per annum.  Interest under the Convertible Note is payable annually and the principal is payable upon maturity.  Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one (1) share of our common stock and one (1) warrant to purchase one (1) share of the our common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit. These securities were issued in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act.  We did not engage in any general solicitation or advertising in relation to the issuance of these securities to Temasek.  The stock certificate and Convertible Note was issued with the appropriate legends affixed.

Item 3.        Defaults upon Senior Securities.

None.

Item 4.         (Removed and Reserved).

Item 5.         Other Information.

None.

Item 6.          Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Constitution Mining Corp.

Date:	May 17, 2010

By: /s/ Michael Stocker Michael Stocker Title: Chief Executive Officer and Director
Date:	May 17, 2010
By: /s/ Kenneth Phillippe Kenneth Phillippe Title: Chief Financial Officer

CONSTITUTION MINING CORP.
(the “Registrant”)
(Commission File No. 000-49725)
Exhibit Index
to Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2010

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
3.1	Certificate of Incorporation	Exhibit 2.1 of Form 8-K filed on October 23, 2009
3.2	Bylaws	Exhibit 2.1 of Form 8-K filed on October 23, 2009
10.1	Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.1 of Form 8-K filed on September 29, 2008
10.2	Amendment No. 1 to Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.1 of Form 10-Q filed on May 15, 2009
10.3	Second Amendment to Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.1 of Form 8-K filed on November 3, 2009
10.4	Third Amendment to Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.4 of Form 8-K filed on April 13, 2010
10.5	Mineral Right Option Agreement with Temasek Investments, Inc., dated January 25, 2010.	Exhibit 10.1 of Form 8-K filed January 27, 2010.
10.6	Purchase Agreement, dated April 1, 2010, made among Seabridge Gold Corporation, Pacific Intermountain Gold Corporation, Seabridge Gold Inc., and Registrant	Exhibit 10.1 of Form 8-K filed on April 5, 2010
10.7	Loan Agreement between Registrant and St. Lawrence Alluvial Services and Logistics Corp., dated April 1, 2010.	Exhibit 10.1 of Form 8-K filed on April 7, 2010
10.8	Third Amendment to Mineral Right Option Agreement, dated April 8, 2010.	Exhibit 10.4 of Form 8-K filed on April 13, 2010
10.9	Consulting Agreement between Michael Stocker and Constitution Mining Corp., dated January 29, 2010		X
10.10	Consulting Agreement between Kenneth Phillippe and Constitution Mining Corp., dated January 29, 2010		X
10.11	Consulting Agreement between Gary Artmont and Constitution Mining Corp., dated January 29, 2010		X
10.12	Consulting Agreement between Vittoria Finance Ltd. and Constitution Mining Corp., dated January 29, 2010		X
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X