Form 10-Q
period 2010-06-30
CONSTITUTION MINING CORP
filed 2010-08-16
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 19, 2010
Common Stock, $0.001 par value	83,466,694

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Consolidated Balance Sheet as of June 30, 2010.
F-2	Unaudited Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended June 30, 2010 and 2009 and from inception on March 6, 2000 to June 30, 2010.
F-3	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and from inception on March 6, 2000 to June 30, 2010.
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficiency) from inception on March 6, 2000 to June 30, 2010.
F-5	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 June 2010	As at 31 December 2009 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	272,826	205,125
Amounts receivable (Note 4)	89,089	125,352
Prepaid expense	48,004	22,724

	409,919	353,201

Property and equipment (Note 5)	186,193	150,758

Website development cost (Note 6)	15,106	25,731

Mineral property costs (Note 7)	17,028,734	19,900,368

	17,639,952	20,430,058

Liabilities

Current
Accounts payable and accrued liabilities (Note 8)	1,137,667	867,027
Current portion of convertible promissory note (Note 13)	191,014	-
Loan payable (Note 14)	824,000	-
Due to related parties (Note 9)	1,141,536	966,904

	3,294,217	1,833,931

Convertible promissory note (Note 13)	7,000,000	-

Future income tax liabilities (Note 15)	-	752,220

	10,294,217	2,586,151

Stockholders’ equity
Capital stock (Note 11)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 December 2009 – 78,055,985 common shares, par value $0.001
30 June 2010 – 83,466,694 common shares, par value $0.001	83,467	78,056
Share subscriptions received in advance	1,127,000	70,000
Additional paid in capital	25,274,412	25,336,424
Warrants (Note 11)	3,670,286	3,572,255
Deficit, accumulated during the exploration stage	(22,809,430)	(16,622,828)

	7,345,735	12,433,907

Non-controlling interest	-	5,410,000

	7,345,735	17,843,907

	17,639,952	20,430,058
Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 17) and Subsequent Events (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 June 2010	For the three month period ended 30 June 2 2010	For the three month period ended 30 June 2009	For the six month period ended 30 June 2010	For the six month period ended 30 June 2009
	$	$	$	$	$

Operating expenses
Amortization expense (Notes 5 and 6)	313,026	18,770	21,115	37,977	42,237
Default on oil and gas deposit	25,000	-	-	-	-
Exploration costs	5,517,847	1,592,172	394,897	1,782,390	877,048
Interest (Notes 13 and 14)	2,480,341	2,315,014	3,042	2,315,014	3,042
Investor relations	2,300,054	111,736	355,326	204,957	614,452
Management fees (Note 10)	983,790	90,340	86,982	201,340	161,058
Office and miscellaneous	477,158	21,479	83,382	42,775	164,150
Professional fees	2,599,288	262,203	195,585	407,363	357,210
Rent (Note 10)	174,872	7,572	15,243	9,542	42,043
Stock-based compensation (Note 12)	8,992,661	1,060,143	774,274	1,872,181	2,271,494
Travel and entertainment	532,195	55,823	8,284	92,759	61,134
Write down of mineral property acquisition costs (Note 7)	4,339,330	-	-	-	-
Write down of property and equipment (Note 5)	26,611	-	-	-	-

Net operating loss before other items	(28,762,173)	(5,535,252)	(1,938,130)	(6,966,298)	(4,593,868)

Other items
Foreign exchange gain	53,763	(1,789)	1,713	27,476	6,855
Gain on sale of oil and gas property	307,115	-	-		-
Interest income	12,795	-	-		-
Recovery of project management fees	60,000	-	-		-
Provision for potential legal claims (Note 8)	(65,000)	-	135,000	-	135,000
	368,673	(1,789)	136,713	27,476	141,855

Net operating loss before income tax	(28,393,500)	(5,537,041)	(1,801,407)	(6,938,822)	(4,452,013)

Future income tax recovery (Note 15)	5,584,070	562,653	-	752,220	-
Net operating loss and comprehensive loss for the period	(22,809,430)	(4,974,388)	(1,801,407)	(6,186,602)	(4,452,013)

Basic and diluted loss per common share		(0.060)	(0.030)	(0.077)	(0.074)

Weighted average number of common shares used in per share calculations		82,389,703	59,361,763	80,300,403	59,918,075

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 June 2010	For the three month period ended 30 June 2010	For the three month period ended 30 June 2009	For the six month period ended 30 June 2010	For the six month period ended 30 June 2009
	$	$	$	$	$

Cash flows used in operating activities
Loss for the period	(22,809,430)	(4,974,388)	(1,801,407)	(6,186,602)	(4,452,013)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Notes 13 and 14)	2,441,539	2,315,014	-	2,315,014	-
Amortization (Notes 5 and 6)	313,026	18,770	21,115	37,977	42,237
Contributions to capital by related party – expenses (Notes 10 and 16)	15,000	-	-	-	-
Future income tax recovery (Note 15)	(5,584,070)	(562,653)	-	(752,220)	-
Common shares issued for services (Note 11)	24,199	-	-	-	-
Warrant issued for services	25,252	-	-	-	-
Gain on sale of oil and gas property	(307,115)	-	-	-	-
Stock-based compensation (Note 12)	8,992,661	1,060,143	774,274	1,872,181	2,271,494
Write-down of mineral property acquisition costs (Note 7)	5,761,055	1,421,725	-	1,421,725	-
Write-down of property and equipment (Note 5)	26,611	-	-	-	-
Changes in operating assets and liabilities
(Increase) decrease in deposit and prepaid expenses	(48,004)	(23,952)	8,971	(25,280)	265,436
(Increase) decrease in amounts receivable	(54,812)	(4,827)	-	36,263	30,000
Increase (decrease) in accounts payable and accrued liabilities	654,620	26,367	(386,572)	270,639	160,563
Increase (decrease) in due to related parties	438,499	(15,335)	38,618	174,632	176,814

	(10,110,969)	(739,136)	(1,345,001)	(835,671)	(1,505,469)

Cash flows used in investing activities
Acquisition of mineral property interests (Note 7)	(1,065,673)	(301,420)	-	(505,091)	(25,000)
Business acquisition, net of cash received (Note 7)	(2,499,908)	(1,000,000)	-	(1,000,000)	-
Purchase of equipment (Note 5)	(277,377)	(22,144)	-	(62,787)	(85,258)
Website development costs	(64,693)	-	-	-	-
Purchase of oil and gas property	(642,006)	-	-	-	-

	(4,549,657)	(1,323,564)	-	(1,567,878)	(110,258)
Cash flows from financing activities
Common shares issued for cash, net of share costs (Note 11)	5,265,111	340,251	145,809	614,250	145,809
Increase in due to related parties	27,304	-	364	-	32,275
Issuance of warrants (Note 11)	7,049,037	-	14,191	-	14,191
Convertible debentures	665,000	-	-	-	-
Loan payable (Note 14)	800,000	800,000	-	800,000	-
Share subscriptions received in advance (Note 11)	1,127,000	1,127,000	1,266,977	1,057,000	1,506,977

	14,933,452	2,267,251	1,427,341	2,471,250	1,666,977

Increase in cash and cash equivalents	272,286	204,551	82,340	67,701	51,250

Cash and cash equivalents, beginning of period	-	68,275	35,490	205,125	66,580

Cash and cash equivalents, end of period	272,286	272,826	117,830	272,826	117,830

Supplemental Disclosures with Respect of Cash Flows (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

Number of shares issued		Capital stock	Additional paid-in capital	Share subscriptions received in advance	Warrants	Deficit, accumulated during the exploration stage	Non-controlling interest	Total tockholders’ equity
		$	$	$	$	$	$	$
Balance at 6 March 2000 (inception)
Common shares issued – cash	2,000,000	2,000	1,000	-	-	-	-	3,000
Net loss for the period	-	-	-	-	-	(2,291)	-	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	-	-	(2,291)	-	709
Common shares issued – cash	5,000,000	5,000	42,000	-	-	-	-	47,000
Net loss for the year	-	-	-	-	-	(10,571)	-	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000		-	(12,862)	-	37,138
Net loss for the year	-	-	-	-	-	(12,097)	-	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	-	-	(24,959)	-	25,041
Net loss for the year	-	-	-	-	-	(11,019)	-	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	-	-	(35,978)	-	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(6,451)	-	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	-	-	(42,429)	-	7,571
2 for 1 forward split	21,000,000	21,000	(21,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(18,338)	-	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	-	-	(60,767)	-	(10,767)
Common shares issued – cash	4,000,000	4,000	76,000	-	-	-	-	80,000
Contributions to capital by related party – expenses (Notes 10 and 16)	-	-	14,400	-	-	-	-	14,400
Net loss for the year	-	-	-	-	-	(289,343)	-	(289,343)
Balance at 31 December 2006	46,000,000	46,000	98,400	-	-	(350,110)	-	(205,710)
Contributions to capital by related party – expenses (Notes 10 and 16)	-	-	600	-	-	-	-	600
Common shares issued – debt	1,145,300	1,145	21,761	-	-	-	-	22,906
Common shares issued – cash	1,437,000	1,437	501,513	-	-	-	-	502,950
Stock-based compensation (Note 12)	-	-	625,035	-	-	-	-	625,035
Net loss for the year	-	-	-	-	-	(1,218,721)	-	(1,218,721)

Balance at 31 December 2007	48,582,300	48,582	1,247,309	-	-	(1,568,831)	-	(272,940)
Common shares issued – mineral properties (Notes 7, 11 and 16)	3,800,000	3,800	4,166,200	-	-	-	-	4,170,000
Common shares issued – cash (Note 11)	6,016,511	6,016	4,706,272	-	-	-	-	4,712,288
Common shares issued – services (Notes 11 and 16)	70,645	71	49,380	-	-	-	-	49,451
Value assigned to warrants (Note 11)	-	-	(3,739,570)	-	3,739,570	-	-	-
Share issuance costs	-	-	(517,702)	-	237,293	-	-	(280,409)
Stock-based compensation (Note 12)	-	-	2,033,607	-	-	-	-	2,033,607
Net loss for the year	-	-	-	-	-	(5,304,833)	-	(5,304,833)

Balance at 31 December 2008	58,469,456	58,469	7,945,496	-	3,976,863	(6,873,664)	-	5,107,164

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

Number of shares issued		Capital stock	Additional paid–in capital	Share subscriptions received in advance	Warrants	Deficit accumulated during the exploration stage	Non-controlling interest	Total stockholders’ equity
		$	$	$	$	$	$	$
Balance at 31 December 2008	58,469,456	58,469	7,945,496	-	3,976,863	(6,873,664)	-	5,107,164
Common shares issued – mineral properties (Notes 7, 11 and 16)	2,300,000	2,300	1,676,700	-	-	-	-	1,679,000
Common shares issued – cash (Note 11)	12,786,529	12,787	6,812,536	-	-	-	-	6,825,323
Value assigned to warrants (Note 11)	-	-	(3,309,467)	-	3,309,467		-	-
Warrants expired (Note 11)	-	-	3,739,570	-	(3,739,570)	-	-	-
Agent compensation warrants expired (Note 11)	-	-	237,293	-	(237,293)	-	-	-
Share issuance costs	-	-	(473,042)	-	262,788	-	-	(210,254)
Share subscription received in advance	-	-	-	70,000	-	-	-	70,000
Business acquisition (Notes 7, 11 and 16)	4,500,000	4,500	4,245,500	-	-	-	5,410,000	9,660,000
Stock-based compensation (Note 12)	-	-	4,461,838	-	-	-	-	4,461,838
Net loss for the year	-	-	-	-	-	(9,749,164)	-	(9,749,164)

Balance at 31 December 2009	78,055,985	78,056	25,336,424	70,000	3,572,255	(16,622,828)	5,410,000	17,843,907
Common shares issued – mineral properties (Notes 7, 11 and 16)	4,500,000	4,500	4,600,500	-	-	-	-	4,605,000
Common shares issued – cash (Note 11)	910,709	911	613,338	1,057,000	-	-	-	1,671,249
Value assigned to warrants (Note 11)	-	-	(145,264)		145,264			-
Warrants exercised (Note 11)	-	-	47,233		(47,233)			-
Business acquisition (Notes 7, 11 and 16)	-	-	(9,150,000)	-	-	-	(5,410,000)	(14,560,000)
Stock-based compensation (Note 12)	-	-	1,872,181	-	-	-	-	1,872,181
Intrinsic value of beneficial conversion feature (Note 13)	-	-	2,100,000	-	-	-	-	2,100,000
Net loss for the period	-	-	-	-	-	(6,186,602)	-	(6,186,602)

Balance at 30 June 2010	83,466,694	83,467	25,274,412	1,127,000	3,670,286	(22,809,430)	-	7,345,735

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

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

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Constitution Mining Argentina SA, a company incorporated under the laws of Argentina, and Bacon Hill Invest Inc. (“Bacon Hill”), a company incorporated under the laws of Panama.

The Company’s consolidated financial statements as at 30 June 2010 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $6,186,602 for the six month period ended 30 June 2010 (30 June 2009 – $4,452,103, cumulative - $22,809,430) and has working capital deficit of $2,884,298 at 30 June 2010 (31 December 2009 - $1,480,730).

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
30 June 2010

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

2.           Changes in Accounting Policies

In February 2010, the Financial Accounting Standards Board (“ FASB”) issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for  Securities Exchange Commission (“SEC”) filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”.  ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASC No. 2010-11 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification”. ASU No. 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU No. 2010-02 was effective for the Company starting 1 January 2010. The Company’s adoption of ASU No. 2010-2 did not have a material impact on the Company's consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

In January 2010, the FASB issued ASU No. 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. ASU No. 2010-2 was effective for the Company starting 1 January 2010. The adoption of the ASU No. 2010-01 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 was effective 1 January 2010.  The adoption of SFAS No. 167 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement was effective 1 January 2010.  The adoption of SFAS No. 166 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update was effective 1 January 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

Financial instruments

The carrying value of cash and cash equivalents, amounts receivable, accounts payable, amounts due to related parties, loan payable and convertible promissory note approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in the U.S. and Peru and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 June 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

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
30 June 2010

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

Start-up expenses

ASC 720-15, “Start-Up Costs”, requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 6 March 2000 to 30 June 2010.

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  The adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

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

Recent accounting pronouncements

In February 2010, the  FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

In January 2010, the FASB issued ASC No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASC No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

4.        Amounts Receivable

Amounts receivable are non-interest bearing, unsecured and have settlement dates within one year.

5.        Property and Equipment

			Net Book Value
	Cost	Accumulated amortization	30 June 2010	31 December 2009 (Audited)
	$	$	$	$

Equipment	279,120	92,927	186,193	150,758

During the six month period ended 30 June 2010, total additions to property and equipment were $62,787 (30 June 2009 - $85,258).

6.         Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	30 June 2010	31 December 2009 (Audited)
	$	$	$	$

Website development	64,693	49,587	15,106	25,731

During the six month period ended 30 June 2010, total additions to website development were $Nil (30 June 2009 - $Nil).

7.        Mineral Property Costs

        Seabridge Gold Claims

Effective 2 December 2009, the Company entered into a written Letter of Intent with Seabridge Gold Inc. (“Seabridge”) for the exclusive option to acquire a 100% interest in certain mining claims and leasehold interests in Nevada (the “Seabridge Claims”). The Company has until 15 March 2010 to conduct its due diligence (completed) and then, to proceed to enter into a more formal option agreement with Seabridge. Until then, the Letter of Intent remains binding between the parties (Notes 17 and 18).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

Under the terms of the Letter of Intent, in order to exercise the Seabridge Claims, the Company, upon signing of the Letter of Intent, must pay Seabridge $200,000 (paid), which will be credited against the $1,000,000 payable as defined below.

Upon completion of the transfer of title to the Seabridge Claims scheduled for 31 March 2010 (the “Closing Date”) or as soon as possible thereafter, the Company must:

a.         Pay $1,000,000, against which the $200,000 (paid) delivered upon signing the Letter of Intent will be credited, and the remaining
            $800,000 will be paid;
b.         Issue 1,000,000 restricted common shares of the Company;
c.         Issue a secured promissory note  in the principal amount of $1,000,000 bearing interest at 8% per annum, payable in full on or before the first anniversary of the Closing Date and secured the Seabridge Claims; and
d.         Issue a transferable convertible secured debenture in the principal amount of $1,000,000 maturing on the second anniversary of the
            Closing Date and bearing interest at a rate of 8% per year, payable quarterly, with principal and accrued interest convertible by Seabridge within 30 days of maturity into one share of common stock at $1.00 per share, redeemable in full, not in part, by the Company at any time upon payment of 125% of the principal and accrued interest outstanding at the time of security redemption.

Further, under the terms of the Letter of Intent, the Company must pay $1,000,000 and issue 2,000,000 restricted common shares, which will be held in escrow and released 36 months following issuance on or before 30 April 2010.

If the payment of $1,000,000 and the issuance of 2,000,000 restricted common shares of the Company, required on or before 30 April 2010, is not completed by 1 May 2010, the Company will then have to transfer all the Seabridge Claims back to Seabridge.

On 1 April 2010, the Company entered into an asset purchase agreement with Seabridge (the “Seabridge Agreement”). This Seabridge Agreement replaces the Letter of Intent. The completion is expected to close on 20 May 2010.  Subsequent to the period ended 30 June 2010, the Company entered into an amending asset purchase agreement with Seabridge (the “Seabridge Amendment Agreement”) to the Seabridge Agreement dated 1 April 2010. Pursuant to the Seabridge Amendment Agreement, the Company agreed to pay Seabridge $302,260 for Bureau of Land Management fees and to reimburse Seabridge all costs of maintaining the mineral properties until the closing date of the Seabridge Agreement.  The transaction is now scheduled to close on or before 30 September 2010 (Note 18).

The Company has not conducted exploration activities during the six month period then ended on this property.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

Peruvian Gold Sands – Minera Maranon S.A.C

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
b.       Issue 2,000,000 common shares within 5 business days (issued and valued at $1.01 per common share)
          (Notes 11 and 16); and
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
b.    Issue an additional 2,000,000 common shares by 29 March 2009 (issued and valued at $0.65 per common share)
       (Notes 11 and 16);
c.    Pay an additional $750,000 by 29 October 2009 or as soon as practicable thereafter (paid); and
d.    Issue an additional 500,000 common shares by 29 October 2009 or as soon as practicable thereafter (issued and valued at $1.18 per common share) (Notes 11 and 16).

The Company entered into a third amending agreement dated 8 April 2010 (the “Third Peruvian Amendment”) with Temasek.  Under the Third Peruvian Amendment, the Company may now exercise the third and fourth 25% options resulting in the acquisition of a 100% interest in the Mineral Rights by fulfilling the following conditions as set out in the Third Peruvian Amendment:

a.      Pay $1,000,000 (paid on 22 April 2010);
b.      Issue an additional 6,000,000 common shares (2,000,000 issued and valued at $1.18 per common share and 4,000,000 issued and valued at $1.05 per common share (Notes 11 and 16)); and
c.     Issue a convertible note in the principal amount of $7,000,000 maturing on 8 April 2013 and bearing  interest at a rate of 12% per annum, payable annually, with principal payable upon maturity (the “Convertible Note”).  Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit (issued 8 April 2010) (Notes 13 and 16).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

The property is subject to a 2.5% net returns royalty that the Company can reduce to 1.0% upon payment of a further $2,000,000 within 90 days of the exercise and completion of the final 25% option (Note 17).

During the six month period ended 30 June 2010, the Company expensed mineral property expenditures in the amount of $1,421,725 related to the Minera Maranon property.

Peruvian Gold Sands – Minera Saramiriza

On 25 January 2010 (the “Effective Date”), the Company entered into an assignment agreement with Temasek (the “Minera Saramiriza Agreement”), to acquire a 100% interest in the mineral rights that are the property and title of Minera Saramiriza S.A.C. In order for the Company to keep its interest in good standing and to exercise the option to acquire a 100% interest in the property, the Company must issue, within 30 business days from the Effective Date, 500,000 common shares of the Company (issued and valued at $0.81 per common share) to the order and direction of Temasek, which will be included in the initial 33% option payment as defined below (Notes 11 and 16).

The Company may exercise the initial 33% option by fulfilling the following conditions within 12 months of the Effective Date:

a.          Issue the initial 500,000 common shares (issued);
b.          Pay $250,000; and
c.          Issue an additional 1,000,000 common shares.

The Company may exercise the second 33% option by fulfilling the following conditions within 24 months of the Effective Date:

a.          Exercise and complete the initial 33% option;
b.          Pay an additional $1,000,000; and
c.          Issue an additional 1,000,000 common shares.

The Company may exercise the final 34% option by fulfilling the following conditions within 36 months of the Effective Date:

a.          Exercise and complete the initial and second 33% options;
b.          Pay an additional $2,000,000; and
c.          Issue an additional 2,000,000 common shares.

The property is subject to a 2.5% net returns royalty that the Company can reduce to 1.0% upon payment of a further $2,000,000 within 90 days of the exercise and completion of the final 34% option (Note 17).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

Atena Gold Project

On 12 December 2007, the Company entered into an assignment agreement (the “Atena Agreement”) to acquire the right to explore and option to purchase the 3,676 hectare Atena Gold Project located in the Salta Province of Argentina.   Pursuant to the Atena Agreement, the Company was required to issue 500,000 common shares (issued and valued at $0.70 per common share) and pay $60,000 (paid). The Company could have acquired 100% of the option if it incurred a minimum of $3,740,000 in work commitment expenditures on the property and issue 7,000,000 common shares according to the following schedule (Notes 11 and 16):

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

During the year ended 31 December 2009, the Company recorded a provision for write-down of mineral property costs of $3,530,260 related to the Atena property (Note 16).

Cerro Amarillo Property

On 8 January 2008, the Company entered into an assignment agreement with  PMSA.  Under the assignment agreement,  PMSA assigned to the Company PMSA’s right to explore and option to purchase a 100% interest in Cerro Amarillo Property located in the Province of Mendoza, Argentina.  Pursuant to the terms of the assignment agreement, the Company issued 300,000 common shares (issued and valued at $0.70 per common share) and pay $10,000 (paid).  The Company could have acquired a 100% of the option if it incurred a minimum of $450,000 in work commitment expenditures on the property and issue 2,100,000 common shares according to the following schedule (Notes 11 and 16):

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
30 June 2010

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
e.        Pay additional $100,000 by 1 December 2009;
f.         Pay additional $150,000 by 1 December 2010;
g.        Pay additional $200,000 by 1 December 2011;
h.        Pay additional $250,000 by 1 June 2012;
i.         Incur $50,000 in exploration expenditures on or before 1 December 2008 (incurred); and
j.         Incur additional $200,000 in exploration expenditures on or before 1 December 2009 (incurred;
           $125,070 included in accounts payable).

During the year ended 31 December 2009, the Company announced that it was terminating their exploration program on the Cerro Amarillo property and would allocate its resources exclusively to pursue the exploration and development of its property interests in northeastern Peru, the Peruvian Agreement.

During the year ended 31 December 2009, the Company recorded a provision for write-down of mineral property costs of $734,070 related to the Cerro Amarillo property (Note 16).

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
30 June 2010

a.         $75,000 by 19 January 2009;
b.         a further $150,000 by 19 January 2010;
c.         a further $200,000 by 19 January 2011; and
d.         a further $1,000,000 by 19 January 2012, by means of which final payment the Option to acquire a 90% interest in the
            Properties will have been automatically exercised.

The Company entered into an amending  assignment agreement dated 5 May 2009 (the “Amira Amendment”)  with the owner of the Properties, whereby the payment originally due on 19 January 2009 under the Amira Agreement was due as follows:

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

Included in accounts payable and accrued liabilities at 30 June 2010 are $45,000 and $20,000 (31 December 2009 - $45,000 and $20,000) related to settlement of potential legal claims on incidents arising from the mineral property interests and the related legal fees, respectively.

9.         Due to Related Parties

As at 30 June 2010, the amount due to related parties consists of $168,860 (31 December 2009 - $27,304) payable to directors and former directors of the Company and $972,676 (31 December 2009 - $939,600) payable to companies controlled by shareholders and directors of Maranon.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

10.       Related Party Transactions

During the six month period ended 30 June 2010, the Company paid or accrued management and consulting fees of $201,340 (30 June 2009 - $154,958, cumulative – $980,450) to directors and officers of the Company and companies controlled by directors and officer.

During the six month period ended 30 June 2010, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (30 June 2009 - $Nil, cumulative - $12,000) and $Nil (30 June 2009 - $Nil, cumulative - $3,000), respectively.  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 16).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

11.       Capital Stock

Authorized

The total authorized capital consists of:

•	300,000,000 of common shares with par value of $0.001
•	50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

As at 30 June 2010, the total issued and outstanding capital stock is 83,466,694 common shares with a par value of $0.001 per common share.

On 21 June 2010, the Company issued 464,997 units at a price of $0.65 per unit for total proceeds of $302,250. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.80 up to 21 June 2011, commencing 21 December 2010. As at 30 June 2010, all share purchase warrants in this series remain outstanding.

On 7 June 2010, the Company issued 54,285 common shares at a price of $0.70 per unit for total proceeds of $38,000 pursuant to warrants issued on 9 July 2009.

On 17 April 2010, a total of 200,000 previously outstanding share purchase warrants expired.

On 13 April 2010, the Company issued 4,000,000 common shares valued at $1.05 per common share pursuant to the Minera Maranon Agreement (Notes 7 and 16).

On 19 March 2010, the Company issued 500,000 common shares valued at $0.81 per common share pursuant to the Minera Saramiriza Agreement (Notes 7 and 16).

On 16 March 2010, the Company issued 391,427 common shares at a price of $0.70 per unit for total proceeds of $273,999 pursuant to warrants issued on 9 July 2009.

On 1 December 2009, the Company issued 7,533,462 units at a price of $0.65 per unit for total proceeds of $4,686,496, net of issue costs of $210,254. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $1.00 up to 1 December 2010, commencing 1 June 2010. As at 30 June 2010, all share purchase warrants in this series remain outstanding.

On 1 December 2009, the Company issued 315,775 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.00 up to 1 December 2010, commencing 1 June 2010. As at 30 June 2010, all share purchase warrants in this series remain outstanding (Note 16).

On 2 November 2009, the Company issued 2,500,000 common shares valued at $1.18 per common share pursuant to the Peruvian Agreement (Notes 7 and 16).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

On 2 September 2009, the Company issued 923,428 units at a price of $0.35 per unit for total proceeds of $323,200. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 2 September 2011, commencing 2 March 2010. As at 30 June 2010, all share purchase warrants in this series remain outstanding.

On 14 August 2009, a total of 5,007,300 previously outstanding share purchase warrants expired.

On 14 August 2009, a total of 350,511 previously outstanding agent compensation warrants expired.

On 9 July 2009, the Company issued 4,129,639 units at a price of $0.35 per unit for total proceeds of $1,445,373. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 9 July 2011, commencing 9 January 2010. As at 30 June 2010, 3,683,927 share purchase warrants in this series remain outstanding.

On 29 June 2009, the Company issued 2,000,000 common shares valued at $0.65 per common share pursuant to the Peruvian Agreement (Notes 7 and 16).

On 2 June 2009, the Company issued 2,000,000 common shares valued at $0.73 per common share pursuant to the Atena Agreement (Notes 7 and 16).

On 2 June 2009, the Company issued 300,000 common shares valued at $0.73 per common share pursuant to the Cerro Amarillo Agreement (Notes 7 and 16).

On 17 April 2009, the Company issued 200,000 units at a price of $0.80 per unit for proceeds of $160,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.70 up to 17 April 2010, commencing 17 October 2009.  As at 30 June 2010, none of the share purchase warrants in this series remain outstanding.

On 7 April 2009, a total of 1,009,211 previously outstanding share purchase warrants were cancelled.

On 7 April 2009, a total of 70,645 previously outstanding agent compensation warrants were cancelled.

During the year ended 31 December 2008, the company issued 2,000,000 common shares valued at $1.01 per common share in pursuant to the Peruvian Gold Sands assignment agreement (Notes 7 and 16).

During the year ended 31 December 2008, the Company issued 350,511 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.40 up to 19 August 2009, commencing 19 February 2009 (Note 16).

During the year ended 31 December 2008, the Company issued 5,007,300 units at a price of $0.80 per unit for proceeds of $3,725,431, net of issue costs of $280,409.  Each unit consists of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 19 August 2009, commencing 19 February 2009.

During the year ended 31 December 2008, the Company issued 1,000,000 common shares valued at $1.59 per common share pursuant to the Atena Agreement (Notes 7 and 16).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

During the year ended 31 December 2008, the Company issued an additional 70,645 units at a price of $0.70 per unit for services rendered by a private placement agent. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2009, commencing 7 October 2008 (Note 16).

During the year ended 31 December 2008, the Company issued 1,009,211 units at a price of $0.70 per unit.  Each unit consists of one common share and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at a price of $1.40 up to 7 April 2009, commencing 7 October 2008.

During the year ended 31 December 2008, the Company issued 300,000 common shares valued at $0.70 per common share pursuant to the Cerro Amarillo Agreement (Notes 7 and 16).

During the year ended 31 December 2008, the Company issued 500,000 common shares valued at $0.70 per common share pursuant to the Atena Agreement (Notes 7 and 16).

Share Purchase Warrants

The following share purchase warrants were outstanding at 30 June 2010:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Agent compensation warrants	1.00	315,775	0.42
Warrants	1.00	7,533,462	0.42
Warrants	0.80	464,997	0.98
Warrants	0.70	3,683,927	1.02
Warrants	0.70	923,428	1.17

		12,921,589

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

The following is a summary of warrant activities during the year ended 31 December 2009 and the six month period ended 30 June 2010:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2009	6,437,667	1.40

Granted	13,102,304	0.88
Exercised	-	-
Cancelled	(1,079,856)	1.40
Expired	(5,357,811)	1.40

Outstanding and exercisable at 31 December 2009	13,102,304	0.88

Weighted average fair value of warrants granted during the year		0.55

Outstanding and exercisable at 1 January 2010	13,102,304	0.88

Granted	464,997	0.80
Exercised	(445,712)	0.70
Cancelled	-	-
Expired	(200,000)	0.70

Outstanding and exercisable at 30 June 2010	12,291,589	0.89

Weighted average fair value of warrants granted during the period		0.54

The weighted average grant date fair value of warrants issued during the six month period ended 30 June 2010, amounted to $0.54 per warrant (31 December 2009 - $0.55). The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following weighted average assumptions:

	2010	2009

Risk free interest rate	0.29%	0.52%
Expected life	1.00 years	1.40 years
Annualized volatility	99.43%	107.96%
Expected dividends	-	-

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

Stock Options

The following incentive stock options were outstanding at 30 June 2010:

	Exercise price	Number of options	Remaining contractual life (years)
	$

Options	1.00	910,000	7.60
Options	1.05	1,425,000	8.36
Options	0.70	2,790,000	8.89
Options	1.10	2,890,000	9.57

		8,015,000

The following is a summary of stock option activities during the year ended 31 December 2009 and the six month period ended 30 June 2010:

	Number of options	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2009	4,835,000	1.02

Granted	5,440,000	0.70
Exercised	-	-
Cancelled	(4,200,000)	0.84

Outstanding and exercisable at 31 December 2009	6,075,000	0.85

Weighted average fair value of options vested during the year		0.73

Outstanding and exercisable at 1 January 2010	6,075,000	0.85

Granted	3,240,000	1.10
Exercised	-	-
Cancelled	(1,300,000)	0.89

Outstanding and exercisable at 30 June 2010	8,015,000	0.94

Weighted average fair value of options vested during the period		0.63

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

Share Subscriptions Received in Advance

Share subscriptions received in advance consists of $1,127,000 (31 December 2009 - $70,000) cash received by the Company for 1,593,460 common shares (31 December 2009 – 200,000) that have not yet been issued as at 30 June 2010.

12.      Stock-Based Compensation

During the six month period ended 30 June 2010, the Company granted 3,240,000 stock options to employees directors and consultants of the Company, entitling the holders to purchase common shares of the Company for proceeds of $1.10 per common share expiring 22 January 2020, of which 2,490,000 were granted to employees and 750,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the period, estimated using Black-Scholes model, was $1,088,041.  This amount has been expensed as stock-based compensation.

During the year ended 31 December 2009, the Company granted 5,440,000 stock options to employees, directors and consultants of the Company entitling the holders to purchase common shares of the Company for proceeds of $0.70 per common share expiring 20 May 2019 of which 3,240,000 were granted to employees and 2,200,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the period, estimated using Black-Scholes model, was $784,140.  This amount has been expensed as stock-based compensation.

A total of 1,300,000 of the previously granted outstanding stock options of the Company were cancelled during the six month period ended 30 June 2010 (31 December 2009 – 4,200,000) (Note 11).

The fair value of each option was estimated on the date of grant using Black-Scholes option pricing model. The assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy the Company’s stock with contractual terms closest to the expected life of options granted to employees, directors or consultants.

The following assumptions were used for the Black-Scholes valuation of stock options granted/vested:

	2010	2009

Risk free interest rate	3.40%	3.21%
Expected life	9.73 years	9.9 years
Annualized volatility	118.76%	120%
Expected dividends	-	-

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

13.         Convertible Promissory Note

On 8 April 2010, the Company entered into a convertible promissory note agreement (the “Convertible Promissory Note Agreement”) with Temasek valued at $7,000,000 pursuant to the Minera Maranon Agreement.  The principal balance bears interest at a rate of 12% per annum payable annually, with principal payable upon maturity.  All unpaid principal, together with any unpaid and accrued interest is due and payable on the date of maturity of 8 April 2013. Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit (Notes 7 and 16).

During the six month period ended 30 June 2010, the Company accrued $2,291,014 (30 June 2009 - $Nil) of which $2,100,000 is related to amortization of debt discount.  The balance as at 30 June 2010 consists of principal and accrued interest of $7,000,000 (31 December 2009 - $Nil) and $191,014 (30 June 2009 - $Nil), respectively.

14.          Loan payable

On 1 April 2010 (the “Execution Date”), the Company entered into a loan agreement (the “Loan Agreement”) with St. Lawrence Alluvial Services and Logistics Corp. for $800,000 cash.  The principal balance bears interest at a rate of 12% per annum, with interest and principal payable 90 days after the Execution Date. The Company is in the process of renegotiating the terms of terms Loan Agreement.

The balance as at 30 June 2010 consists of principal and accrued interest of $800,000 (31 December 2009 - $Nil) and $24,000 (30 June 2009 - $Nil), respectively.

15.           Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2010.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for consolidated financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

	For the six month period ended 30 June 2010	For the six month period ended 30 June 2009
	$	$
Deferred tax asset attributable to:
Current operations	2,254,516	1,515,810
Amortization	(12,826)	(14,473)
Stock based compensation	(636,541)	(772,308)
Provision for potential legal claims	-	45,900
Change in valuation allowance	(852,929)	(774,929)

Future income tax recovery	752,220	-

The composition of the Company’s deferred tax assets as at 30 June 2010 and 31 December 2009 is as follows:

	As at 30 June 2010	As at 31 December 2009 (Audited)
	$	$

Net income tax operating loss carryforward	19,218,064	14,189,400

Statutory federal income tax rate	33.50%	34.05%
Effective income tax rate	0.00%	0.00%

Future income tax assets (liabilities)
Tax loss carryforward	6,436,999	4,831,850
Mineral property costs	(5,584,070)	(5,584,070)
Less: Valuation allowance	(852,929)	-

Future income tax assets (liabilities)	-	(752,220)

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2010, the Company has an unused net operating loss carryforward balance of approximately $19,218,064 that is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2030.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

16.          Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 30 June 2010	For the three month period ended 30 June 2010	For the three month period ended 30 June 2009	For the six month period ended 30 June 2010	For the six month period ended 30 June 2009
	$	$	$	$	$

Supplemental cash flows information

Interest expense	38,802	-	3,042	-	3,042
Foreign exchange (gain) loss	-	-	-	-	-

On 13 April 2010, the Company issued 4,000,000 common shares valued at $1.05 per common share pursuant to the Minera Maranon Agreement (Notes 7 and 11).

On 8 April 2010, the Company issued a convertible promissory note valued at $7,000,000 pursuant to the Minera Maranon Agreement.   During the six month period ended 30 June 2010, the Company accrued $2,291,014 (30 June 2009 - $Nil) of which $2,100,000 is related to amortization of debt discount (Notes 7 and 13).

On 19 March 2010, the Company issued 500,000 common shares valued at $0.81 per common share pursuant to the Minera Saramiriza Agreement (Notes 7 and 11).

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
30 June 2010

During the year ended 31 December 2009, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (31 December 2008 - $Nil, cumulative - $12,000) and $Nil (31 December 2008 - $Nil, cumulative - $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 10).

During the year ended 31 December 2008, the Company issued 500,000 common shares valued at $0.70 per common share in pursuant to the Atena Agreement (Notes 7 and 11).

During the year ended 31 December 2008, the Company issued 2,000,000 common shares valued at $1.01 per common share in pursuant to the Peruvian Agreement (Notes 7 and 11).

During the year ended 31 December 2008, the Company issued 300,000 common shares valued at $0.70 per common share pursuant to the Cerro Agreement (Notes 7 and 11).

During the year ended 31 December 2008, the Company issued 70,645 common shares valued at $49,252 and 70,645 warrants valued at $25,252 for agent services rendered (Note 11).

During the year ended 31 December 2008, the Company issued 1,000,000 common shares valued at $1.59 per common share pursuant to the Atena Agreement (Notes 7 and 11).

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

17.     Commitments

The Company is subject to certain outstanding and future commitments related to its mineral property interests (Note 7).

18.       Subsequent Events

Subsequent to the six month period ended 30 June 2010 to the date the consolidated financial statements were available to be issued on 16 August 2010, the following events occurred:

1.         On 7 July 2010, the Company granted 160,000 stock options to consultants of the Company.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

2.     On 9 July 2010, the Company entered into a loan agreement with St. Lawrence Alluvial Services and Logistics Corp. for $320,000 cash.  The principal balance bears interest at a rate of 12% per annum, with interest and principal payable within 90 days.

3.     On 13 July 2010, the Company entered into the Seabridge Amendment Agreement with Seabridge amending the Seabridge Agreement dated 1 April 2010. Pursuant to the Seabridge Amendment Agreement, the Company agreed to pay Seabridge $302,260 for Bureau of Land Management fees and to reimburse Seabridge all costs of maintaining the mineral properties until the closing date of the Seabridge Agreement.  The transaction is now scheduled to close on or before 30 September 2010   (Note 7).

4.     On 6 August 2010, the Company issued 2,650,344 units at a price of $0.65 per unit for total proceeds of $1,722,724. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.80 up to 6 February 2012, commencing 6 February 2011.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

•
risk that we fail to fulfill the payment obligations set forth in the agreement we entered into with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama, under which we acquired  three separate options, each providing for the acquisition of an approximately one-third interest in certain mineral rights to certain properties in Peru that abut the other property interests we acquired, which could result in the loss of our right to exercise the options to acquire the mineral and mining rights underlying these properties;

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

We entered into a Mineral Right Option Agreement with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama, on September 29, 2008 (the “Effective Date”), as amended and supplemented by Amendment No. 1, dated May 12, 2009 (“Amendment No. 1”), Amendment No. 2, dated October 29, 2009 (“Amendment No. 2”), and Amendment No. 3, dated April 8, 2010 (“Amendment No. 3” and collectively, the “Option Agreement”), in order to acquire four separate options from Temasek, each providing for the acquisition of a twenty-five percent interest in certain mineral rights (the “Mineral Rights”) in certain properties in Peru, that after each of the options were exercised would result in our acquisition of an aggregate one hundred percent of the Mineral Rights.

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

On April 23, 2010, we announced that we completed the exercise of the third and fourth twenty-five percent options, resulting in our acquisition of an aggregate 100% interest in the Mineral Rights, by fulfilling the following conditions:

•	Payment to Temasek of US$1,000,000;

•	Issuance to Temasek of a total of 6,000,000 shares of our common stock (of which Temasek acknowledged that 2,000,000 shares were previously issued to Temasek in November 2009); and

•	Issuance of a convertible note for US$7,000,000 (the “Convertible Note”) payable to the order and the direction of Temasek.

The Convertible Note has a term of three years and accrues interest at a rate of 12% per annum.  Interest under the Convertible Note is payable annually and the principal is payable upon maturity.  Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one (1) share of our common stock and one (1) warrant to purchase one (1) share of our common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit.

In connection with our acquisition of an aggregate 100% interest in the Mineral Rights, Temasek is entitled to an annual 2.5% net returns royalty related to the Mineral Rights.

The Mineral Rights are owned by Compañía Minera Marañón S.A.C. (“Minera Marañón”).  Bacon Hill Invest Inc. (“Bacon Hill”), a corporation incorporated under the laws of Panama, owns 999 shares of the 1,000 shares of Minera Marañón that are issued and outstanding.  The single remaining share of Minera Marañón by Temasek as nominee and on trust for our exclusive and sole benefit and interest.  Temasek is obligated at all times to exercise all rights in respect of the share of Minera Marañón it holds strictly in accordance with our instructions.  The acquisition of 100% interest in the Mineral Rights occurred through the transfer by Temasek to us of all of the outstanding shares of Bacon Hill.

Expansion of Peru Property

On January 25, 2010 (the “Effective Date”), we entered into a Mineral Rights Option Agreement (the “Option Agreement”) with Temasek.  Pursuant to the Option Agreement, we acquired three separate options from Temasek, each providing for the acquisition of an approximately one-third interest in certain mineral rights (the “Mineral Rights”), in certain properties in Peru that abut the other property interests we own in Peru described above.  Pursuant to the Option Agreement, the exercise of all three options would result in our acquisition of one hundred percent of the Mineral Rights.  The Mineral Rights are currently owned by Minera Saramiriza S.A.C. (“Minera Saramiriza”), a corporation incorporated under the laws of Peru.  Woodburn Investments, Inc. (“Woodburn”), a wholly-owned subsidiary of Temasek, owns 999 shares of the 1,000 shares of Minera Saramiriza that are issued and outstanding.  Temasek owns the single remaining share of Woodburn.  Our acquisition of each thirty-three percent interest in the Mineral Rights is structured to occur through the transfer to us of thirty-three percent of the outstanding shares of Woodburn upon the exercise of each of the three options.

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

Based on the results from the initial phase of the drilling program and the ground magnetic surveys, we planned a Phase II drilling campaign that commenced in April 2010 and we anticipate will last for a duration of approximately 18 months.  If we are unable to secure additional financing in the near future, we will be unable to sustain drilling activity for the contemplated 18 month period and be forced to cease our exploration and development program.  In preparation for commencing this second phase of drilling activity, we further increased our drilling capabilities by purchasing of two additional bangka drills that were manufactured and delivered to the property site in April 2010.  The objective of this drilling is to determine if we can define resources of sufficient size to sustain a fleet of high capacity dredges and floating plants in the future.  The Phase II drilling campaign will initially consist of an aggressive five month 100-hole drill program that will cost an estimated US$300,000.  The Phase II 100-hole program consists of definition drilling within a 2.5 square kilometer grid “GSDG1” situated over a large paleo channel that was successfully drilled during the 26-hole initial phase of the drilling program referenced above.  The grid is comprised of 4 lines, equally spaced at 250 meters apart.  Along each line, holes are being drilled every 100 meters to depths of up to 15 meters.  Bulk samples collected by excavating small pits and shafts are being used for metallurgical testing as well as to confirm drill results.  Our  plans are to expand the Phase II drill program beyond the initial 2.5 square kilometer exploration area to other areas of suspected high mineralization within the Peru Property that consists of a total of 461 square kilometers.

As of late July, we had completed 53 of the 100 holes planned in our Phase II drilling campaign.  As a result of our progress in the Phase II drilling campaign, we have been able to identify two large, variable-grade systems of mineralization returning values as high as 212.95 milligrams of gold per cubic meter over widths of 4.20 meters (13.77 feet).  Both systems lie near the surface.  The first system of gold mineralization, which we refer to as “HBD-33”, was discovered near the mid-point of GSDG1. Five holes were drilled using hand Banka drills at 20-meter spacing. The drilling yielded average gold grades of 159.3mg/cubic meter (within a range of 101.1 to 216.0 mg/cubic meter).  The width of the potential pay horizons averages 3.07 meters (10.07 feet) with a range of 2.2 meters to 4.70 meters. The gold is contained in volcanic-quartz type fluvial gravels beneath an average of only 2.73 meters (8.95 feet) of sandy overburden.  The second system of gold mineralization, which we refer to as “HBD-XX” trends northeast-southwest through GSDG1. Drilling, at 30-meter spacing, during the current Phase II program outlined an average grade of 86 mg/cubic meter along a linear 110 meter (361 feet) channel with an average width of 40 meters (131 feet).

Based on these results, we are working on structuring a feasibility plan to determine whether it is economic viable at this stage to implement a pilot dredging and processing operation as a preliminary step towards full-scale production.  We caution that results we received as this stage of the Phase II drilling campaign do not in any way indicate the presence of a commercially viable mineral deposit.  Our exploration program is building data in order to compile an estimate of probable reserves and make a later determination as to whether a commercially viable mineral deposit exists on the properties underlying our mineral property interests in Perú.  A great deal of further exploration is required before a final evaluation as to the economic and legal feasibility of future exploration is determined.

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

Possible Acquisition of Nevada Mineral Claims and Leasehold Interests

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

Closing of the transaction, was initially contemplated to occur on May 20, 2010, is subject to Seabridge correcting or resolving to our reasonable satisfaction certain discrepancies and deficiencies in title to certain mineral claims being purchased, Seabridge obtaining certain authorizations, approvals and consents necessary to transfer the assets to us, the accuracy of the parties’ representations and warranties and material performance of all of the agreements and obligations of the parties under the terms of the asset purchase agreement.  We can give you no assurance that these and other conditions will ever be satisfied to allow us to close the transaction.

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

On July 13, 2010, we entered into Amendment No. 1 (the "Amendment"), dated as of April 1, 2010, to the Purchase Agreement.  The Amendment, among other things, (i) updated the list of Seabridge's interests in certain exploration properties located in Nevada and certain contracts related thereto, which we intend to purchase pursuant to the Purchase Agreement, and (ii) revised the termination rights so that under the Purchase Agreement either party may terminate the Purchase Agreement if the closing has not occurred by September 30, 2010 (as long as the terminating party has performed its obligations under the Purchase Agreement).

In addition, under the terms of the Amendment, we agreed to (i) pay to Seabridge US $302,260, which amount represents the property fees due to the Bureau of Land Management in July 2010 (the "BLM Fees") related to certain of the assets we intend to acquire, and (ii) agreed to reimburse Seabridge for all costs (the "Additional Holding Costs") of maintaining Seabridge's interests in the purchased properties, including amounts paid by Seabridge under contracts related to those properties.  The BLM fees and the reimbursement of the Additional Holding Costs will not be credited against the purchase price to be paid under the Purchase Agreement and are not refundable in the event that the transactions contemplated by the Purchase Agreement are not consummated.  In addition, in the event that the BLM Fees or the Additional Holding Costs are not timely delivered to Seabridge, Seabridge will have a right to terminate the Purchase Agreement.  The BLM Fees were paid to Seabridge timely following execution of the Amendment.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Revenues

We have not generated any revenues from operations since our inception.

Operating Expenses

We incurred operating expenses in the amount of $5,535,252 for the three months ended June 30, 2010, as compared to operating expenses of $1,938,130 for the three months ended June 30, 2009.  We incurred operating expenses in the amount of $6,966,298 for the six months ended June 30, 2010, as compared to operating expenses of $4,593,868 for the six months ended June 30, 2009.  A substantial portion of our operating expenses was attributable to an interest expenditure of $2,315,014 incurred during the three months ended June 30, 2010, which included a charge of $2,100,000 related to amortization of debt discount that was attributable to the beneficial conversion feature included in the $7,000,000 convertible note issued to Temasek in connection with our acquisition of 100% of the interest in certain properties in Peru.  The increase in our operating expenses for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, is primarily attributable to the aforementioned interest incurred during the reporting period.

We incurred exploration costs of $1,592,172 for the three months ended June 30, 2010, and exploration costs of $394,897 during the three months ended June 30, 2009.  We incurred exploration costs of $1,782,390 for the six months ended June 30, 2010, and exploration costs of $877,048 during the six months ended June 30, 2009.  The substantial increase in our exploration costs for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, is primarily attributable to the 100-hole drill program being conducted on our Peruvian Gold Sands project.  We also incurred exploration costs during the three and six months ended June 30, 2009 relating to property interests that we were pursuing in Argentina that were not incurred during the three and six months ended June 30, 2010 resulting from our decision to terminate these option agreements and exclusively pursuing the exploration and development of our property interests in Peru.

We reported stock-based compensation of $1,060,143 for the three months ended June 30, 2010, compared to $774,274 for the three months ended June 30, 2009. This increase is attributable to a increase in the value of options vested during the three months ended June 30, 2010.  We reported stock-based compensation of $1,872,181 for the six months ended June 30, 2010, compared to $2,271,494 for the six months ended June 30, 2009.  This decrease is attributable to a decrease in stock-based compensation vested during the six months ended June 30, 2010, as compared to the prior year.

We incurred investor relations expenses of $111,736 for the three months ended June 30, 2010, compared to $355,326 for the three months ended June 30, 2009.  We incurred investor relations expenses of $204,957 for the six months ended June 30, 2010, compared to $614,452 for the six months ended June 30, 2009.  This decrease in investor relations costs is attributable to the utilization of more cost effective investor communication during the three and six months ended June 30, 2010, as compared to the prior year.

Other Items

We reported other losses of $1,789 for the three months ended June 30, 2010, as compared to other income of $136,713 for the three months ended June 30, 2009.  Other losses reported during the three months ended June 30, 2010 related to foreign exchange loss.  We reported other income of $27,476 during the six months ended June 30, 2010, as compared to other income of $141,855 for the six months ended June 30, 2009.  Other income reported during the six months ended June 30, 2010 relates to a foreign exchange gain.  The substantial decrease in other income for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, is attributable to us entering into a settlement agreement of potential legal claims in an amount which was $135,000 less than the provision amount for potential legal claims of $200,000 which we recorded during the three and six months ended June 30, 2009.

Net Loss

As a result of the above, for the three months ended June 30, 2010 we reported a net loss of $4,974,388, as compared to a net loss of $1,801,407 for the three months ended June 30, 2009.  We reported a net loss of $6,186,602 for the six months ended June 30, 2010, as compared to a net loss of $4,452,013 for the six months ended June 30, 2009.  This increase in our net loss was primarily attributable increased operating expenses resulting from an interest expenditure of $2,315,014 incurred during the three and six months ended June 30, 2010, which included a charge of $2,100,000 related to amortization of debt discount that was attributable to the beneficial conversion feature included in the $7,000,000 convertible note issued to Temasek in connection with our acquisition of 100% of the interest in certain properties in Peru .  However, this increase was partially offset by a lower exploration costs and future income tax recovery of $562,653 for the three months ended June 30, 2010 and $752,220 for the six months ended June 30, 2010. The future income tax recovery resulted from recognizing the benefit of tax losses to offset the future income tax liability.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.060 and $0.030 for the three months ended June 30, 2010 and 2009, respectively.  The basic and diluted loss per common share was $0.077 and $0.074 for the six months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $272,826 (December 31, 2009 - $205,125) and a working capital deficit of $2,884,298 (December 31, 2009 - $1,480,730).

During the three month period following the date of this report, we anticipate that we will not generate any revenue.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of approximately $3,500,000 over the next twelve months.  We anticipate spending approximately $200,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $2,400,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Over the next twelve months, we anticipate paying $250,000 in acquisition costs relating to our options on certain properties in Peru and a final cash payment of $1,800,000 in connection with the purchase of certain mining claims and leasehold interests for exploration properties located in Nevada from Seabridge.  Despite our receipt of gross proceeds of $302,250 during the reporting period and  $1,722,724 subsequent to the reporting period from sales of our equity securities in a private placement, we believe that our current cash on hand is insufficient to be able to make our planned exploration expenditures, acquisition expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months.  In order to provide us with cash to meet our short-term obligations, we entered into two loan agreements with St. Lawrence Alluvial Services and Logistics Corp. (the “Lender”).  Under the terms of the First Loan Agreement, dated April 1, 2010,  the Lender loaned us eight hundred thousand dollars ($800,000) (the “First Loan”).  Under the terms of the Second Loan Agreement, dated June 30, 2010, the Lender loaned us three hundred twenty thousand dollars ($320,000) (the "Second Loan" and, collectively with the First Loan, the "Loans").  The Loans will be used to finance expenditures on mining pediments in Peru.  We agreed to repay the First Loan within a maximum term of ninety days from the execution of the First Loan Agreement together with interest at a rate of twelve percent per year.  We agreed to repay the Second Loan within a maximum term of ninety days from the execution of the Second Loan Agreement together with interest at a rate of twelve percent per year.

Subsequent to the reporting period, we repaid the $800,000 principal amount of the First Loan together with interest of $32,000 and have no further obligations under the First Loan.

We believe that long-term debt financing will not be an alternative for funding additional phases of exploration as we do not have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program.  In the absence of such financing, we will default on the Second Loan Agreement with Lender and not be able to pursue our exploration program and/or maintain our mineral property interests in good standing.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital in the near future, we will continue to experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  We may consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying our mineral property interests.  We have not undertaken any efforts to locate a joint venture participant.  Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests.  If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral property interests to the joint venture participant.

Cash Used in Operating Activities

Cash flows used in operating activities for the six months ended June 30, 2010 were $835,671, as compared to cash flows used in operating activities of $1,505,469 for the six months ended June 30, 2009.  Our net loss of $6,186,602 for six months ended June 30, 2010 was the primary reason for our negative operating cash flow, as compared to our net loss of $4,452,013 for the six months ended June 30, 2009.

Cash Used in Investing Activities

For the six months ended June 30, 2010, we used $1,567,878 in investing activities, as compared to $110,258 used in investing activities for the six months ended June 30, 2009.  For the six months ended June 30, 2010, we purchased $62,787 in equipment, expended $505,091 in connection with the acquisition of mineral property interests and paid $1,000,000 in connection with our acquisition of 100% of the interest in certain properties in Peru, as compared to the six months ended June 30, 2009, in which we purchased $85,258 in equipment and expended $25,000 in connection with the acquisition of mineral property interests.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  Net cash flows provided by financing activities for the six months ended June 30, 2010 was $2,471,250, as compared to $1,666,977 for the six months ended June 30, 2009.

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

Going Concern

We have incurred net losses for the period from inception on March 6, 2000 to June 30, 2010 of $22,809,430 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Start-up expenses

We have adopted ASC 720-15, "Start-Up Costs", which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with our formation have been included in our expenses for the period from the date of inception on March 6, 2000 to June 30, 2010.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of ASC 718, "Compensation - Stock Compensation", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant).  We adopted ASC 718 using the modified prospective method, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of ASC 718 does not change the way we account for share-based payments to non-employees, with guidance provided by ASC 505-50, "Equity-Based Payments to Non-Employees".

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

    Not Applicable.

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Dr. Michael Stocker, and our former Chief Financial Officer, Mr. Kenneth Phillippe.  Based upon that evaluation, our Chief Executive Officer and former Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings.

During the three months ended June 30, 2009, there have been no material developments in the legal proceedings discussed in our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

Item 1A.    Risk Factors.

Not Applicable.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

On April 13, 2010, we issued to Temasek a convertible note for $7,000,000 (the Convertible Note") and issued 4,000,000 shares of common stock to Temasek and its designees, as part of the final consideration required for the exercise of the third and fourth twenty-five percent options pursuant to the Mineral Rights Option Agreement, dated September 29, 2008, which was amended and supplemented by Amendment No. 1, dated May 12, 2009, Amendment No. 2, dated October 29, 2009, and Amendment No. 3, dated April 8, 2010, resulting in our acquisition of an aggregate 100% interest in certain mineral rights in certain properties in Peru.  The Convertible Note has a term of three years and will accrue interest at a rate of twelve percent per annum.  Interest under the Convertible Note is payable annually and the principal is payable upon maturity.  Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one (1) share of our common stock and one (1) warrant to purchase one (1) share of the our common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit. These securities were issued in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act.  We did not engage in any general solicitation or advertising in relation to the issuance of these securities to Temasek.  The stock certificate and Convertible Note was issued with the appropriate legends affixed.

On June 18, 2010, we entered into a Subscription Agreement (the “Subscription Agreement”) with 9 accredited investors (the “Investors”), pursuant to which we sold to the Investors an aggregate of 464,997 units (the “Units”) at a purchase price of $0.65 per Unit (the “Unit Price”) in an initial closing of a private placement (the “Private Placement”).  The aggregate purchase price we received from the sale of these Units was $302,250.  Subsequent to the reporting period on August 6, 2010, we also entered into a Subscription Agreement with 46 accredited Investors, pursuant to which we sold to the Investors an aggregate of 2,650,344 at the Unit Price in a second closing of the Private Placement. The aggregate purchase price we received from the sale of these Units was $1,722,724.  Each unit is comprised of one (1) share of common stock, par value $0.001, and one (1) common stock purchase warrant (the “Warrant”) to purchase one (1) share of our common stock, exercisable commencing six months from the closing date of the offering and terminating one year from the closing date of the offering.  The exercise price for the Warrant is priced at $0.80 per share.  No registration rights were granted to any of the investors who purchased Units.

As a result, we sold in the Private Placement during the reporting period a total of 464,997 shares of common stock and warrants to purchase 464,997 shares of common stock and we sold in the Private Placement subsequent to the reporting period a total of 2,650,344 shares of common stock and warrants to purchase 2,650,344 shares of common stock.

In consideration for services rendered by R. F. Lafferty & Co., Inc., as the placement agent (the “Placement Agent”) in the Private Placement, we paid the Placement Agent on June 21, 2010 cash commissions of $18,135, which represents 6% of the gross proceeds of the initial closing of the Private Placement, expenses of $5,000 and issued to the placement agent Warrants to purchase 27,899 shares of the our common stock, which is equal to 6% of the Units sold in the initial closing of the Private Placement.  In consideration for services rendered as the placement agent in the Private Placement, we paid the Placement Agent on August 9, 2010 cash commissions of $103,363, which represents 6% of the gross proceeds of the second closing of the Private Placement and issued to the Placement Agent Warrants to purchase 159,020 shares of the our common stock, which is equal to 6% of the Units sold in the second closing of the Private Placement.  The Warrants issued to the Placement Agent have the same terms and conditions as the Warrants sold to Investors in the Private Placement.

The Units offered and sold in connection with this Private Placement were in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), or Regulation D promulgated thereunder.  In connection with this Private Placement, we relied on each Investors’ written representations.  Sales were made only to Investors who represented that they were “accredited investors” as that term is defined in Rule 501(a) under the Securities Act.   Each Investor represented that they were acquiring the securities for investment only and not with a view toward resale or distribution. Each Investor was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these Units by any form of general solicitation or general advertising.

During the reporting period, we issued 54,285 shares of our common stock to 5 accredited investors who exercised warrants to purchase shares of our common stock that were issued in a prior private placement.  These warrants had an exercise price of $0.70 and the aggregate purchase price we received from the exercise of these warrants and the sale of the underlying shares of common stock was $38,000. These shares were offered and sold in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act.  We did not engage in any general solicitation or advertising in relation to the issuance of these shares.

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

Constitution Mining Corp.

Date:	August 16, 2010

By: /s/ Michael Stocker Michael Stocker Title: Chief Executive Officer and Director
Date:	August 16, 2010
By: /s/ Peter Wiget Peter Wiget Title: Chief Financial Officer and Director

CONSTITUTION MINING CORP.
(the “Registrant”)
(Commission File No. 000-49725)
Exhibit Index
to Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2010

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
3.1	Certificate of Incorporation	Exhibit 2.1 of Form 8-K filed on October 23, 2009
3.2	Bylaws	Exhibit 2.1 of Form 8-K filed on October 23, 2009
10.1	Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.1 of Form 8-K filed on September 29, 2008
10.2	Amendment No. 1 to Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.1 of Form 10-Q filed on May 15, 2009
10.3	Second Amendment to Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.1 of Form 8-K filed on November 3, 2009
10.4	Third Amendment to Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.4 of Form 8-K filed on April 13, 2010
10.5	Mineral Right Option Agreement with Temasek Investments, Inc., dated January 25, 2010.	Exhibit 10.1 of Form 8-K filed January 27, 2010.
10.6	Purchase Agreement, dated April 1, 2010, made among Seabridge Gold Corporation, Pacific Intermountain Gold Corporation, Seabridge Gold Inc., and Registrant	Exhibit 10.1 of Form 8-K filed on April 5, 2010
10.7	Loan Agreement between Registrant and St. Lawrence Alluvial Services and Logistics Corp., dated April 1, 2010.	Exhibit 10.1 of Form 8-K filed on April 7, 2010
10.8	Third Amendment to Mineral Right Option Agreement, dated April 8, 2010.	Exhibit 10.4 of Form 8-K filed on April 13, 2010
10.9	Consulting Agreement between Michael Stocker and Constitution Mining Corp., dated January 29, 2010	Exhibit 10.9 of Form 10-Q filed on May 17, 2010
10.10	Consulting Agreement between Kenneth Phillippe and Constitution Mining Corp., dated January 29, 2010	Exhibit 10.10 of Form 10-Q filed on May 17, 2010
10.11	Consulting Agreement between Gary Artmont and Constitution Mining Corp., dated January 29, 2010	Exhibit 10.11 of Form 10-Q filed on May 17, 2010
10.12	Consulting Agreement between Vittoria Finance Ltd. and Constitution Mining Corp., dated January 29, 2010	Exhibit 10.12 of Form 10-Q filed on May 17, 2010
10.13
Amendment No. 1, dated as of July 13, 2010, to Asset Purchase Agreement between Seabridge Gold Corporation, Pacific Intermountain Gold Corporation,
Seabridge Gold Inc., and Constitutions Mining Corp., dated April 1, 2010
Exhibit 10.2 of Form 8-K filed on July 14, 2010
10.14	Loan Agreement between St. Lawrence Alluvial Services and Logistics Corp. and Constitution Mining Corp., dated June 30, 2010	Exhibit 10.1 of From 8-K filed on July 15, 2010
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X