Form 10-Q
period 2010-09-30
CONSTITUTION MINING CORP
filed 2010-11-17
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2010
Common Stock, $0.001 par value	88,158,118

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Consolidated Balance Sheet as of September 30, 2010.
F-2	Unaudited Consolidated Statements of Loss and Comprehensive Loss for the three and nine months ended September 30, 2010 and 2009 and from inception on March 6, 2000 to September 30, 2010.
F-3	Unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2010 and 2009 and from inception on March 6, 2000 to September 30, 2010.
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficiency) from inception on March 6, 2000 to September 30, 2010.
F-6	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 September 2010	As at 31 December 2009 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	38,886	205,125
Amounts receivable (Note 4)	117,206	125,352
Prepaid expense	17,627	22,724

	173,719	353,201

Property and equipment (Note 5)	170,387	150,758

Website development cost (Note 6)	9,671	25,731

Mineral property costs (Note 7)	16,828,733	19,900,368

	17,182,510	20,430,058

Liabilities

Current
Accounts payable and accrued liabilities (Note 8)	1,016,477	867,027
Current portion of convertible promissory note (Note 13)	402,740	-
Loan payable (Note 14)	382,265	-
Due to related parties (Note 9)	1,147,939	966,904

	2,949,421	1,833,931

Convertible promissory note (Note 13)	7,000,000	-

Future income tax liabilities (Note 15)	-	752,220

	9,949,421	2,586,151
Stockholders’ equity
Capital stock (Note 11)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 December 2009 – 78,055,985 common shares, par value $0.001
30 September 2010 – 88,158,118 common shares, par value $0.001	88,158	78,056
Share subscriptions received in advance (Note 11)	-	70,000
Additional paid in capital	28,816,778	25,336,424
Warrants (Note 11)	3,801,542	3,572,255
Deficit, accumulated during the exploration stage	(25,473,389)	(16,622,828)

	7,233,089	12,433,907

Non-controlling interest	-	5,410,000

	7,233,089	17,843,907

	17,182,510	20,430,058
Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 17) and Subsequent Event (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 September 2010	For the three month period ended 30 September 2010	For the three month period ended 30 September 2009	For the nine month period ended 30 September 2010	For the nine month period ended 30 September 2009
	$	$	$	$	$

Operating expenses
Amortization expense (Notes 5 and 6)	334,573	21,547	21,077	59,524	63,314
Default on oil and gas deposit	25,000	-	-	-	-
Exploration costs	6,087,403	569,556	715,769	2,351,946	1,592,817
Interest (Notes 13 and 14)	2,712,332	231,991	-	2,547,005	-
Investor relations	2,476,272	176,218	340,949	381,175	955,401
Management fees (Note 10)	1,066,418	82,628	71,412	283,968	232,470
Office and miscellaneous	518,088	40,930	230,433	83,705	397,625
Professional fees	2,768,455	169,167	248,368	576,530	605,578
Rent (Note 10)	186,156	11,284	19,201	20,826	61,244
Stock-based compensation (Note 12)	9,806,833	814,172	-	2,686,353	2,271,494
Travel and entertainment	557,106	24,911	46,313	117,670	107,447
Write down of mineral property acquisition costs (Note 7)	4,869,833	527,260	4,054,260	527,260	4,054,260
Write down of property and equipment	26,611	-	-	-	-

Net operating loss before other items and income tax	(31,431,837)	(2,669,664)	(5,747,782)	(9,635,962)	(10,341,650)

Other items
Foreign exchange gain	59,468	5,705	68,907	33,181	75,762
Gain on sale of oil and gas property	307,115	-	-	-	-
Interest income	12,795	-	4	-	4
Recovery of project management fees	60,000	-	-	-	-
Provision for potential legal claims (Note 8)	(65,000)	-	-	-	135,000

	374,378	5,705	68,911	33,181	210,766

Net operating loss before income tax	(31,057,459)	(2,663,959)	(5,678,871)	(9,602,781)	(10,130,884)

Future income tax recovery (Note 15)	5,584,070	-	-	752,220	-
Net operating loss and comprehensive loss for the period	(25,473,389)	(2,663,959)	(5,678,871)	(8,850,561)	(10,130,884)

Basic and diluted loss per common share		(0.032)	(0.089)	(0.109)	(0.164)

Weighted average number of common shares used in per share calculations		83,066,713	64,027,326	81,232,639	61,633,618

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 September 2010	For the three month period ended 30 September 2010	For the three month period ended 30 September 2009	For the nine month period ended 30 September 2010	For the nine month period ended 30 September 2009
	$	$	$	$	$

Cash flows used in operating activities
Loss for the period	(25,473,389)	(2,663,959)	(5,678,871)	(8,850,561)	(10,130,884)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Notes 13 and 14)	2,673,530	231,991	-	2,547,005	-
Amortization (Notes 5 and 6)	334,573	21,547	21,077	59,524	63,314
Contributions to capital by related party – expenses (Notes 10 and 16)	15,000	-	-	-	-
Future income tax recovery (Note 15)	(5,584,070)	-	-	(752,220)	-
Common shares issued for services (Note 11)	24,199	-	,-	-	-
Warrant issued for services	25,252	-	-	-	-
Gain on sale of oil and gas property	(307,115)	-	-	-	-
Stock-based compensation (Note 12)	9,806,833	814,172	-	2,686,353	2,271,494
Mineral property acquisition costs (Note 7)	5,783,225	527,260	4,054,260	1,443,895	4,054,260
Write-down of property and equipment	26,611	-	-	-	-
Changes in operating assets and liabilities
(Increase) decrease in deposit and prepaid expenses	(17,627)	30,377	1,756	5,097	267,192
(Increase) decrease in amounts receivable	(82,929)	(28,117)	(62,000)	8,146	(32,000)
Increase (decrease) in accounts payable and accrued liabilities	533,431	(121,190)	690,992	149,450	851,555
Increase in due to related parties	444,901	6,404	-	181,034	-

	(11,797,575)	(1,181,515)	(972,786)	(2,522,277)	(2,655,069)
			,
Cash flows used in investing activities
Acquisition of mineral property interests (Note 7)	(887,842)	(327,260)	-	(327,260)	(25,000)
Business acquisition, net of cash received (Note 7)	(2,499,908)	-	-	(1,000,000)	-
Purchase of equipment (Note 5)	(277,683)	(306)	-	(63,093)	(85,258)
Website development costs	(64,693)	-	-	-	-
Purchase of oil and gas property	(642,006)	-	-	-	-

	(4,372,132)	(327,566)	-	(1,390,353)	(110,258)
Cash flows from financing activities
Common shares issued for cash, net of share costs (Note 11)	8,129,252	2,864,141	1,000,477	3,478,391	1,146,286
Increase in due to related parties	27,304	-	47,678	-	224,492
Issuance of warrants, net issuance costs (Note 11)	7,049,037	-	768,097	-	782,288
Convertible debentures	665,000	-	-	-	-
Loan payable (Note 14)	338,000	(462,000)	-	338,000	-
Share subscriptions received in advance (Note 11)	-	(1,127,000)	192,373	(70,000)	1,699,350

	16,208,593	1,275,141	2,008,625	3,746,391	3,852,416

Increase (decrease) in cash and cash equivalents	38,886	(233,940)	1,035,839	(166,239)	1,087,089

Cash and cash equivalents, beginning of period	-	272,826	117,830	205,125	66,580

Cash and cash equivalents, end of period	38,886	38,886	1,153,669	38,886	1,153,669

Supplemental Disclosures with Respect of Cash Flows (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

Number of shares issued		Capital stock	Additional paid-in capital	Share subscriptions received in advance	Warrants	Deficit, accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity
		$	$	$	$	$	$	$
Balance at 6 March 2000 (inception)
Common shares issued – cash	2,000,000	2,000	1,000	-	-	-	-	3,000
Net loss for the period	-	-	-	-	-	(2,291)	-	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	-	-	(2,291)	-	709
Common shares issued – cash	5,000,000	5,000	42,000	-	-	-	-	47,000
Net loss for the year	-	-	-	-	-	(10,571)	-	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000		-	(12,862)	-	37,138
Net loss for the year	-	-	-	-	-	(12,097)	-	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	-	-	(24,959)	-	25,041
Net loss for the year	-	-	-	-	-	(11,019)	-	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	-	-	(35,978)	-	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(6,451)	-	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	-	-	(42,429)	-	7,571
2 for 1 forward split	21,000,000	21,000	(21,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(18,338)	-	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	-	-	(60,767)	-	(10,767)
Common shares issued – cash	4,000,000	4,000	76,000	-	-	-	-	80,000
Contributions to capital by related party – expenses	-	-	14,400	-	-	-	-	14,400
Net loss for the year	-	-	-	-	-	(289,343)	-	(289,343)
Balance at 31 December 2006	46,000,000	46,000	98,400	-	-	(350,110)	-	(205,710)
Contributions to capital by related party – expenses	-	-	600	-	-	-	-	600
Common shares issued – debt	1,145,300	1,145	21,761	-	-	-	-	22,906
Common shares issued – cash	1,437,000	1,437	501,513	-	-	-	-	502,950
Stock-based compensation	-	-	625,035	-	-	-	-	625,035
Net loss for the year	-	-	-	-	-	(1,218,721)	-	(1,218,721)

Balance at 31 December 2007	48,582,300	48,582	1,247,309	-	-	(1,568,831)	-	(272,940)
Common shares issued – mineral properties (Notes 7, 11 and 16)	3,800,000	3,800	4,166,200	-	-	-	-	4,170,000
Common shares issued – cash (Note 11)	6,016,511	6,016	4,706,272	-	-	-	-	4,712,288
Common shares issued – services (Notes 11 and 16)	70,645	71	49,380	-	-	-	-	49,451
Value assigned to warrants (Note 11)	-	-	(3,739,570)	-	3,739,570	-	-	-
Share issuance costs	-	-	(517,702)	-	237,293	-	-	(280,409)
Stock-based compensation (Note 12)	-	-	2,033,607	-	-	-	-	2,033,607
Net loss for the year	-	-	-	-	-	(5,304,833)	-	(5,304,833)

Balance at 31 December 2008	58,469,456	58,469	7,945,496	-	3,976,863	(6,873,664)	-	5,107,164

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

Number of shares issued		Capital stock	Additional paid–in capital	Share subscriptions received in advance	Warrants	Deficit accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity
		$	$	$	$	$	$	$
Balance at 31 December 2008	58,469,456	58,469	7,945,496	-	3,976,863	(6,873,664)	-	5,107,164
Common shares issued – mineral properties (Notes 7, 11 and 16)	2,300,000	2,300	1,676,700	-	-	-	-	1,679,000
Common shares issued – cash (Note 11)	12,786,529	12,787	6,812,536	-	-	-	-	6,825,323
Value assigned to warrants (Note 11)	-	-	(3,309,467)	-	3,309,467		-	-
Warrants expired (Note 11)	-	-	3,739,570	-	(3,739,570)	-	-	-
Agent compensation warrants expired (Note 11)	-	-	237,293	-	(237,293)	-	-	-
Share issuance costs	-	-	(473,042)	-	262,788	-	-	(210,254)
Share subscription received in advance (Note 11)	-	-	-	70,000	-	-	-	70,000
Business acquisition (Notes 7, 11 and 16)	4,500,000	4,500	4,245,500	-	-	-	5,410,000	9,660,000
Stock-based compensation (Note 12)	-	-	4,461,838	-	-	-	-	4,461,838
Net loss for the year	-	-	-	-	-	(9,749,164)	-	(9,749,164)

Balance at 31 December 2009	78,055,985	78,056	25,336,424	70,000	3,572,255	(16,622,828)	5,410,000	17,843,907
Common shares issued – mineral properties (Notes 7, 11 and 16)	4,500,000	4,500	4,600,500	-	-	-	-	4,605,000
Common shares issued – cash (Note 11)	5,141,421	5,141	3,336,776	(70,000)	-	-	-	3,271,917
Value assigned to warrants (Note 11)	-	-	(297,325)	-	297,325	-	-	-
Warrants expired (Note 11)	-	-	24,629	-	(24,629)	-	-	-
Share issuance costs	-	-	(191,438)	-	5,413	-	-	(186,025)
Warrants exercised (Note 11)	460,712	461	370,859	-	(48,822)	-	-	322,498
Business acquisition (Notes 7, 11 and 16)	-	-	(9,150,000)	-	-	-	(5,410,000)	(14,560,000)
Stock-based compensation (Note 12)	-	-	2,686,353	-	-	-	-	2,686,353
Intrinsic value of beneficial conversion feature (Note 13)	-	-	2,100,000	-	-	-	-	2,100,000
Net loss for the period	-	-	-	-	-	(8,850,561)	-	(8,850,561)

Balance at 30 September 2010	88,158,118	88,158	28,816,778	-	3,801,542	(25,473,389)	-	7,233,089

The accompanying notes are an integral part of these consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

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

The Company’s consolidated financial statements as at 30 September 2010 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $8,850,561 for the nine month period ended 30 September 2010 (30 September 2009 – $10,130,884, cumulative - $25,473,389) and has working capital deficit of $2,775,702 at 30 September 2010 (31 December 2009 - $1,480,730).

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
30 September 2010

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

2.           Changes in Accounting Policies

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”.  ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASU No. 2010-11 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification”. ASU No. 2010-02 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU No. 2010-02 was effective for the Company starting 1 January 2010. The Company’s adoption of ASU No. 2010-02 did not have a material impact on the Company's consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

In January 2010, the FASB issued ASU No. 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. ASU No. 2010-01 was effective for the Company starting 1 January 2010. The adoption of the ASU No. 2010-01 did not have a material impact on the Company’s consolidated financial statements.

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

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update was effective 1 January 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
30 September 2010

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

Basic and diluted net income (loss) per share

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 September 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

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

Property and Equipment

Property and equipment is recorded at cost and amortization is provided over its estimated economic life at 30% or on a straight line basis over its economic life.

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
30 September 2010

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

Start-up expenses

ASC 720-15, “Start-Up Costs”, requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 6 March 2000 to 30 September 2010.

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
30 September 2010

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

Recent accounting pronouncements

In February 2010, the  FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-09 is not expected to have a material impact on the Company’s consolidated financial statements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASU No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

4.             Amounts Receivable

Amounts receivable are non-interest bearing, unsecured and have settlement dates within one year.

5.             Property and Equipment

			Net Book Value
	Cost	Accumulated amortization	30 September 2010	31 December 2009 (Audited)
	$	$	$	$

Equipment	279,549	109,162	170,387	150,758

During the nine month period ended 30 September 2010, total additions to property and equipment were  $63,093 (30 September 2009 - $85,258).

6.             Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	30 September 2010	31 December 2009 (Audited)
	$	$	$	$

Website development	64,693	55,022	9,671	25,731

During the nine month period ended 30 September 2010, total additions to website development were $Nil (30 September 2009 - $Nil).

7.            Mineral Property Costs

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
30 September 2010

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

During the nine month period ended 30 September 2010, the Company expensed mineral property costs of $2,351,946 related to the Minera Maranon property (Note 16).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

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

Seabridge Gold Claims

Effective 2 December 2009, the Company entered into a written Letter of Intent with Seabridge Gold Inc. (“Seabridge”) for the exclusive option to acquire a 100% interest in certain mining claims and leasehold interests in Nevada (the “Seabridge Claims”). The Company has until 15 March 2010 to conduct its due diligence (completed) and then, to proceed to enter into a more formal option agreement with Seabridge. Until then, the Letter of Intent remains binding between the parties (Note 17).

Under the terms of the Letter of Intent, in order to exercise the Seabridge Claims, the Company, upon signing of the Letter of Intent, must pay Seabridge $200,000 (paid), which will be credited against the $1,000,000 payable as defined below.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

Upon completion of the transfer of title to the Seabridge Claims scheduled for 31 March 2010 (the “Closing Date”) or as soon as possible thereafter, the Company must:

a.     Pay $1,000,000, against which the $200,000 (paid) delivered upon signing the Letter of Intent will be credited, and the remaining $800,000 will be paid (paid $25,000);
b.     Issue 1,000,000 restricted common shares of the Company;
c.     Issue a secured promissory note  in the principal amount of $1,000,000 bearing interest at 8% per annum, payable in full on or before the first anniversary of the Closing Date and secured by the Seabridge Claims; and
d.     Issue a transferable convertible secured debenture in the principal amount of $1,000,000 maturing on the second anniversary of the Closing Date and bearing interest at a rate of 8% per year, payable quarterly, with principal and accrued interest convertible by Seabridge within 30 days of maturity into one share of common stock at $1.00 per share, redeemable in full, not in part, by the Company at any time upon payment of 125% of the principal and accrued interest outstanding at the time of security redemption.

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

On 1 April 2010, the Company entered into an asset purchase agreement with Seabridge (the “Seabridge Agreement”). This Seabridge Agreement replaces the Letter of Intent. The completion is expected to close on 20 May 2010.  On 13 July 2010, the Company entered into an amending asset purchase agreement with Seabridge (the “Seabridge Amendment Agreement”) to the Seabridge Agreement dated 1 April 2010. Pursuant to the Seabridge Amendment Agreement, the Company agreed to pay Seabridge $302,260 (paid) for Bureau of Land Management fees and to reimburse Seabridge for all costs of maintaining the mineral properties until the closing date of the Seabridge Agreement.  The transaction is now scheduled to close on or before 30 September 2010.

The Company has not conducted exploration activities during the nine month period ended 30 September 2010 on this property.

During the nine month period ended 30 September 2010, the Company announced that it entered into a mutual agreement to terminate with Seabridge and would allocate its resources exclusively to pursue the exploration and development of its property interests in the Peruvian Gold Sands.

During the nine month period ended 30 September 2010, the Company recorded a provision for write-down of mineral property costs of $527,260 related to the Seabridge Gold Claims (Note 16).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

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
30 September 2010

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
30 September 2010

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

During the year ended 31 December 2009, the Company recorded a provision for write-down of mineral property costs of $75,000 related to the Amira Agreement (Note 16).

8.         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities at 30 September 2010 are $45,000 and $20,000 (31 December 2009 - $45,000 and $20,000) related to settlement of potential legal claims on incidents arising from the mineral property interests and the related legal fees, respectively.

9.         Due to Related Parties

As at 30 September 2010, the amount due to related parties consists of $174,578 (31 December 2009 - $27,304) payable to directors and former directors of the Company and $973,361 (31 December 2009 - $939,600) payable to companies controlled by shareholders and directors of Maranon.  This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

10.       Related Party Transactions

During the nine month period ended 30 September 2010, the Company paid or accrued management fees of $283,968 (30 September 2009 - $232,470, cumulative – $1,333,604) to directors and officers of the Company and companies controlled by directors and officer.

During the nine month period ended 30 September 2010, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (30 September 2009 - $Nil, cumulative - $12,000) and $Nil (30 September 2009 - $Nil, cumulative - $3,000), respectively.  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 16).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

11.       Capital Stock

Authorized

The total authorized capital consists of:

•	300,000,000 of common shares with par value of $0.001
•	50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

As at 30 September 2010, the total issued and outstanding capital stock is 88,158,118 common shares with a par value of $0.001 per common share.

On 29 September 2010, the Company issued 5,141,421 units at a price of $0.65 per unit for total proceeds of $3,155,892, net of issue cost of $186,025. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.80 up to 29 September 2011, commencing 29 March 2011. As at 30 September 2010, all share purchase warrants in this series remain outstanding.

On 29 September 2010, the Company issued 208,676 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.80 up to 29 September 2010, commencing 29 March 2011. As at 30 September 2010, all share purchase warrants in this series remain outstanding (Note 16).

On 3 August 2010, the Company issued 15,000 common shares at a price of $0.70 per share for total proceeds of $10,500 pursuant to warrants issued on 9 July 2009.

On 7 June 2010, the Company issued 54,285 common shares at a price of $0.70 per share for total proceeds of $38,000 pursuant to warrants issued on 9 July 2009.

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

On 16 March 2010, the Company issued 391,427 common shares at a price of $0.70 per share for total proceeds of $273,999 pursuant to warrants issued on 9 July 2009.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

On 1 December 2009, the Company issued 7,533,462 units at a price of $0.65 per unit for total proceeds of $4,686,496, net of issue costs of $210,254. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $1.00 up to 1 December 2010, commencing 1 June 2010. As at 30 September 2010, all share purchase warrants in this series remain outstanding.

On 1 December 2009, the Company issued 315,775 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.00 up to 1 December 2010, commencing 1 June 2010. As at 30 September 2010, all share purchase warrants in this series remain outstanding (Note 16).

On 2 November 2009, the Company issued 2,500,000 common shares valued at $1.18 per common share pursuant to the Peruvian Agreement (Notes 7 and 16).

On 2 September 2009, the Company issued 923,428 units at a price of $0.35 per unit for total proceeds of $323,200. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 2 September 2011, commencing 2 March 2010. As at 30 September 2010, all share purchase warrants in this series remain outstanding.

On 14 August 2009, a total of 5,007,300 previously outstanding share purchase warrants expired.

On 14 August 2009, a total of 350,511 previously outstanding agent compensation warrants expired.

On 9 July 2009, the Company issued 4,129,639 units at a price of $0.35 per unit for total proceeds of $1,445,373. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 9 July 2011, commencing 9 January 2010. As at 30 September 2010, 3,668,927 share purchase warrants in this series remain outstanding.

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

On 17 April 2009, the Company issued 200,000 units at a price of $0.80 per unit for proceeds of $160,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.70 up to 17 April 2010, commencing 17 October 2009.  As at 30 September 2010, none of the share purchase warrants in this series remain outstanding.
On 7 April 2009, a total of 1,009,211 previously outstanding share purchase warrants were cancelled.

On 7 April 2009, a total of 70,645 previously outstanding agent compensation warrants were cancelled.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

During the year ended 31 December 2008, the company issued 2,000,000 common shares valued at $1.01 per common share in pursuant to the Peruvian Agreement (Notes 7 and 16).

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

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

Share Purchase Warrants

The following share purchase warrants were outstanding at 30 September 2010:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Agent compensation warrants	1.00	315,775	0.17
Warrants	1.00	7,533,462	0.17
Warrants	0.70	3,668,927	0.77
Warrants	0.70	923,428	0.92
Agent compensation warrants	0.80	208,676	1.00
Warrants	0.80	5,141,421	1.00

		17,791,689

The following is a summary of warrant activities during the year ended 31 December 2009 and the nine month period ended 30 September 2010:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2009	6,437,667	1.40

Granted	13,102,304	0.88
Exercised	-	-
Cancelled	(1,079,856)	1.40
Expired	(5,357,811)	1.40

Outstanding and exercisable at 31 December 2009	13,102,304	0.88

Weighted average fair value of warrants granted during the year		0.55

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2010	13,102,304	0.88

Granted	5,350,097	0.80
Exercised	(460,712)	0.70
Cancelled	-	-
Expired	(200,000)	0.70

Outstanding and exercisable at 30 September 2010	17,791,689	0.86

Weighted average fair value of warrants granted during the period		0.057

The weighted average grant date fair value of warrants issued during the nine month period ended 30 September 2010, amounted to $0.057 per warrant (31 December 2009 - $0.55). The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following weighted average assumptions:

	2010	2009

Risk free interest rate	0.27%	0.52%
Expected life	1.00 years	1.40 years
Annualized volatility	101.18%	107.96%
Expected dividends	-	-

Stock Options

The following incentive stock options were outstanding at 30 September 2010:

	Exercise price	Number of options	Remaining contractual life (years)
	$

Options	1.00	410,000	7.35
Options	1.05	1,425,000	8.11
Options	0.70	2,640,000	8.64
Options	1.10	2,740,000	9.32
Options	0.72	160,000	9.78

		7,375,000

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

The following is a summary of stock option activities during the year ended 31 December 2009 and the nine month period ended 30 September 2010:

	Number of options	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2009	4,835,000	1.02

Granted	5,440,000	0.70
Exercised	-	-
Cancelled	(4,200,000)	0.84

Outstanding and exercisable at 31 December 2009	6,075,000	0.85

Weighted average fair value of options vested during the year		0.73

Outstanding and exercisable at 1 January 2010	6,075,000	0.85

Granted	3,450,000	1.08
Exercised	-	-
Cancelled	(2,150,000)	0.93

Outstanding and exercisable at 30 September 2010	7,375,000	0.93

Weighted average fair value of options vested during the period		0.97

Share Subscriptions Received in Advance

Share subscriptions received in advance consists of $Nil (31 December 2009 - $70,000) cash received by the Company for Nil common shares (31 December 2009 – 200,000) that have not yet been issued as at 30 September 2010.

12.       Stock-Based Compensation

During the nine month period ended 30 September 2010, the Company granted 3,240,000 stock options to employees, directors and consultants of the Company, entitling the holders to purchase common shares of the Company for proceeds of $1.10 per common share expiring 22 January 2020, of which 2,490,000 were granted to employees and 750,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the period, estimated using Black-Scholes model, was $1,902,213.  This amount has been expensed as stock-based compensation.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

During the nine month period ended 30 September 2010, the Company granted 210,000 stock options to employees directors and consultants of the Company, entitling the holders to purchase common shares of the Company for proceeds of $0.72 per common share expiring 7 July 2020, of which Nil were granted to employees and 210,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the period, estimated using Black-Scholes model, was $Nil

During the year ended 31 December 2009, the Company granted 5,440,000 stock options to employees, directors and consultants of the Company entitling the holders to purchase common shares of the Company for proceeds of $0.70 per common share expiring 20 May 2019 of which 3,240,000 were granted to employees and 2,200,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the period, estimated using Black-Scholes model, was $784,140.  This amount has been expensed as stock-based compensation.

A total of 2,150,000 of the previously granted outstanding stock options of the Company were cancelled during the nine month period ended 30 September 2010 (31 December 2009 – 4,200,000) (Note 11).

The fair value of each option was estimated on the date of grant using Black-Scholes option pricing model. The assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy the Company’s stock with contractual terms closest to the expected life of options granted to employees, directors or consultants.

The following assumptions were used for the Black-Scholes valuation of stock options granted/vested:

	2010	2009

Risk free interest rate	3.50%	3.21%
Expected life	9.71 years	9.9 years
Annualized volatility	117.62%	120%
Expected dividends	-	-

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

During the nine month period ended 30 September 2010, the Company accrued $2,502,740 (30 September 2009 - $Nil) of which $2,100,000 is related to amortization of debt discount.  The balance as at 30 September 2010 consists of principal and accrued interest of $7,000,000 (31 December 2009 - $Nil) and $402,740 (30 September 2009 - $Nil), respectively.

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

14.          Loan payable

On 1 April 2010 (the “Execution Date”), the Company entered into a loan agreement (the “Loan Agreement”) with St. Lawrence Alluvial Services and Logistics Corp. for $800,000 cash.  The principal balance bears interest at a rate of 12% per annum, with interest and principal payable 90 days after the Execution Date.

On 30 June 2010 (the “Second Execution Date”), the Company entered into a loan agreement (the “Second Loan Agreement”) with St. Lawrence Alluvial Services and Logistics Corp. for $320,000 cash.  The principal balance bears interest at a rate of 12% per annum, with interest and principal payable 90 days after the Second Execution Date. The Company is in the process of renegotiating the terms of terms Loan Agreement.

On 20 September 2010 (the “Third Execution Date”), the Company entered into a loan agreement (the “Third Loan Agreement”) with Quarry Capital LLC for $50,000 cash.  The principal balance bears interest at a rate of 12% per annum, with interest and principal payable 90 days after the Third Execution Date.

The balance as at 30 September 2010 consists of principal and accrued interest of $370,000 (31 December 2009 - $Nil) and $12,265 (30 September 2009 - $Nil), respectively.

15.           Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2010.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for consolidated financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 September 2010	For the nine month period ended 30 September 2009
	$	$
Deferred tax asset attributable to:
Current operations	3,130,961	3,449,412
Amortization	(19,970)	(21,614)
Stock based compensation	(913,360)	(772,308)
Provision for potential legal claims	-	45,900
Change in valuation allowance	(1,445,411)	(2,701,390)

Future income tax recovery	752,220	-

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

The composition of the Company’s deferred tax assets as at 30 September 2010 and 31 December 2009 is as follows:

	As at 30 September 2010	As at 31 December 2009 (Audited)
	$	$

Net income tax operating loss carryforward	21,046,304	14,189,400

Statutory federal income tax rate	33.40%	34.05%
Effective income tax rate	0.00%	0.00%

Future income tax assets (liabilities)
Tax loss carryforward	7,029,481	4,831,850
Mineral property costs	(5,584,070)	(5,584,070)
Less: Valuation allowance	(1,445,411)	-

Future income tax assets (liabilities)	-	(752,220)

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2010, the Company has an unused net operating loss carryforward balance of approximately $21,046,304 that is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2030.

16.     Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 30 September 2010	For the three month period ended 30 September 2010	For the three month period ended 30 September 2009	For the nine month period ended 30 September 2010	For the nine month period ended 30 September 2009
	$	$	$	$	$

Supplemental cash flows information

Interest expense	38,802	-	-	-	-
Foreign exchange (gain) loss	-	-	-	-	-

During the nine month period ended 30 September 2010, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (30 September 2009 - $Nil, cumulative - $12,000) and $Nil (30 September 2009 - $Nil, cumulative - $3,000), respectively.  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 10).

Constitution Mining Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2010

During the nine month period ended 30 September 2010, the Company recorded non-cash mineral property costs in the amount of $1,443,895 (Note 7).

On 29 September 2010, the Company issued 208,676 agent compensation warrants valued at $5,412 for agent services rendered (Note 11)

On 13 April 2010, the Company issued 4,000,000 common shares valued at $1.05 per common share pursuant to the Minera Maranon Agreement (Notes 7 and 11).

On 8 April 2010, the Company issued a convertible promissory note valued at $7,000,000 pursuant to the Minera Maranon Agreement. During the nine month period ended 30 September 2010, the Company accrued $2,502,740 (30 September 2009 - $Nil) of which $2,100,000 is related to amortization of debt discount (Notes 7 and 13).

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

During the year ended 31 December 2009, the Company issued 2,500,000 common shares valued at $1.18 per common share pursuant to the Peruvian Agreement (Notes 7 and 11).

During the year ended 31 December 2009, the Company issued 2,000,000 common shares valued at $0.65 per common share pursuant to the Peruvian Agreement (Notes 7 and 11).

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
30 September 2010

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

18.           Subsequent Event

Subsequent to the nine month period ended 30 September 2010 to the date the consolidated financial statements were available to be issued on 16 November 2010, the following event occurred:

a)	On 19 October 2010, a total of 350,000 previously outstanding stock options were cancelled.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

●
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

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Peru;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;

●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;

●	political and regulatory risks associated with mining development and exploration; and

•	other risks and uncertainties related to our prospects, properties and business strategy.

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

•     Payment of $250,000 to Temasek within twelve months of the Effective Date (January 25, 2011); and

•      Issuance of 1,000,000 shares of our common stock to Temasek or its designee within twelve months of the
        Effective Date (January 25, 2011).

We may exercise the second option to acquire the second, thirty-three percent interest in the Mineral Rights, resulting in the acquisition of a sixty-six percent interest in the Mineral Rights, by fulfilling the following conditions:

•    Exercise of the initial option to acquire a thirty-three percent interest in the Mineral Rights;

•    Payment of an additional $1,000,000 to Temasek within twenty-four months of the Effective Date
      (January 25, 2012); and

•    Issuance of an additional 1,000,000 shares of our common stock to Temasek or its designee within twenty-four months from the Effective Date (January 25, 2012).

We may exercise the third option to acquire the final, thirty-four percent interest in the Mineral Rights, resulting in the acquisition of a one-hundred percent interest in the Mineral Rights, by fulfilling the following conditions:

•     Exercise of the first and  second options to acquire an aggregate sixty-six percent interest in the Mineral Rights;

•     Payment of an additional $2,000,000 to Temasek within thirty-six months of the Effective Date
       (January 25, 2013); and

•      Issuance of an additional 2,000,000 shares of our common stock to Temasek or its designee within thirty-six months from the Effective Date (January 25, 2013).

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

Based on the results from the initial phase of the drilling program and the ground magnetic surveys, we planned a Phase II drilling campaign that commenced in April 2010 and was recently completed in October 2010.  In preparation for commencing this second phase of drilling activity, we further increased our drilling capabilities by purchasing two additional bangka drills that were manufactured and delivered to the property site in April 2010.  The objective of this drilling was to determine if we can define reserves of sufficient size to sustain a fleet of high capacity dredges and floating plants in the future.  The Phase II drilling campaign cost approximately US$500,000 to complete.  The Phase II 100-hole program consisted of definition drilling within a 2.5 square kilometer grid “GSDG1” situated over a large paleo channel that was successfully drilled during the 26-hole initial phase of the drilling program referenced above.  The grid was comprised of 4 lines, equally spaced at 250 meters apart.  Along each line, holes were drilled every 100 meters to depths of up to 15 meters.  Bulk samples collected by excavating small pits and shafts were used for metallurgical testing as well as to confirm drill results.

As a result of the Phase II drilling campaign, we have been able to identify three large, variable-grade systems of mineralization.  These systems lie near the surface and are at least 100 meters wide, an average of 2.5 meters deep and no less than 600 meters in length.  The first system of gold mineralization, which we refer to as “HBD-33”, was discovered near the mid-point of GSDG1. Five holes were drilled using hand Banka drills at 20-meter spacing. The drilling yielded average gold grades of 159.3mg/cubic meter (within a range of 101.1 to 216.0 mg/cubic meter).  The width of the potential pay horizons averages 3.07 meters (10.07 feet) with a range of 2.2 meters to 4.70 meters. The gold is contained in volcanic-quartz type fluvial gravels beneath an average of only 2.73 meters (8.95 feet) of sandy overburden.  The second system of gold mineralization, which we refer to as “HBD-XX” trends northeast-southwest through GSDG1. Drilling, at 30-meter spacing, during the Phase II program outlined an average grade of 86 mg/cubic meter along a linear 110 meter (361 feet) channel with an average width of 40 meters (131 feet).  The third system of gold mineralization returned values as high as 286.5 mg/m3 over a width of 60m and a thickness of 2.0 meters.

Based on these results, we are working on structuring a feasibility plan to determine whether it is economic viable at this stage to implement a pilot dredging and processing operation as a preliminary step towards full-scale production.  Significant additional drilling is required to better quantify the boundaries of the alluvial gold mineralization and identify concentrations associated with paleo channels.  We caution that results we received from the Phase II drilling campaign do not in any way indicate the presence of a commercially viable mineral deposit.  Our exploration program is building data in order to compile an estimate of probable reserves and make a later determination as to whether a commercially viable mineral deposit exists on the properties underlying our mineral property interests in Perú.  A great deal of further exploration is required before a final evaluation as to the economic and legal feasibility of future exploration is determined.

Our intention is to implement a small-scale test mining operation on the 2.5 square kilometer grid that was the subject of our  Phase II drilling campaign.  This pilot operation should deliver important data that reflects on the potential dredging and gold separation possibilities of this project.  A small-scale test mining operation will also be helpful to determine if the proposed gold separation equipment is viable in the project's environment and if the recoverable grades of gold are sufficient to sustain such an operation.

We also plan to design a Phase III drilling campaign to expand the Phase II drill program beyond the initial 2.5 square kilometer exploration area to other areas of suspected high mineralization within the Peru Property consisting of a total of 461 square kilometers in order to further define the resource and potential of the project.  However, the implementation of a small-scale test mining operation and any further drilling activity is dependent on our ability to a secure additional financing.  If we are unable to secure additional financing for these activities, we will be forced to suspend all exploration work until such time that we are able to secure sufficient financing.

In addition to the foregoing drilling program, we intend to carry out the geophysical evaluation of the property and plan to continue drilling and test pitting for a period of at least 18 months.  We are also conducting mine development planning, process design, and other engineering studies with a view toward completing a feasibility study within a twenty-four month period.  Permitting is anticipated to be initiated as early in the exploration and development cycle as possible, so that trial or pilot dredging can be started as soon as feasibility has been established.

In May 2010, we initiated the process for expanding our drill permits and also are concluding the Environmental Impact permit, which will allow us to explore the entire area that comprises the Peru Property and allow for drilling of up to 428 additional holes.

Our current cash on hand is insufficient to complete any of the activities set forth in our planned exploration program.  While we have commenced our planned exploration program, we must secure additional financing in the near future in order to implement a small-scale test mining operation and be able to sustain any drilling activity or we will be forced to cease our exploration and development program.  Provided that we are able to secure additional financing, we anticipate that we will incur the following costs for the next twelve months:

Activity	$USD
PROJECT COSTS:
Property-related costs	148,800
Environmental/Social permits	200,000
Exploration	1,015,094
Field costs	263,708
Travel expenses	154,160
Community Relations	211,429
Administration on site	69,857
Personnel	439,674
ADMINISTRATION	268,480
EQUIPMENT PURCHASE	1,834,000
TOTAL	$4,605,202

Termination of Agreement Relating to Possible Acquisition of Nevada Mineral Claims and Leasehold Interests

On September 27, 2010, we announced the mutual termination of the previously announced Asset Purchase Agreement, dated as of April 1, 2010, as amended by Amendment No. 1 thereto dated as of July 13, 2010 (collectively, the “Purchase Agreement”), with Seabridge Gold Corporation, a Nevada corporation (“Seabridge”), Pacific Intermountain Gold Corporation, a Nevada corporation (“PIGC”), and Seabridge Gold Inc., a Canadian corporation (“SEA”) (collectively, Seabridge, PIGC and SEA are referred to as “Seabridge”).  The Purchase Agreement set forth the terms under which we were to have purchased all of Seabridge’s interests in certain exploration properties located in Nevada, along with certain data and contracts related thereto.  The parties agreement to terminate the Purchase Agreement was effective as of September 23, 2010.  Under the terms of the Purchase Agreement, we are not entitled to recover our $302,260 payment to Seabridge for property fees due to the Bureau of Land Management in July 2010, our $200,000 payment to Seabridge made in exchange for a no-shop provision in the letter of intent entered into between the parties and our $25,000 payment made on August 20, 2010.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Revenues

We have not generated any revenues from operations since our inception.  We do not expect to generate any revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell our mineral properties.

Operating Expenses

We incurred operating expenses in the amount of $2,669,664 for the three months ended September 30, 2010, as compared to operating expenses of $5,747,782 for the three months ended September 30, 2009.  The decrease in our operating expenses for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, is primarily attributable to fewer write-downs of mineral property acquisition costs during the reporting period.  We recorded write down of mineral property acquisition costs in the amount of $527,260 for the three months ended September 30, 2010, as compared to write down of mineral property acquisition costs of $4,054,260 for the three months ended September 30, 2009.  The write down of mineral property acquisition costs during the three months ended September 30, 2010 related to the mutual termination of the asset purchase agreement entered into with Seabridge Gold Corporation ("Seabridge") under which it was contemplated that we would have  purchased all of Seabridge’s interests in certain exploration properties located in Nevada, along with certain data and contracts related thereto. The write down of mineral property acquisition costs during the three months ended September 30, 2009 related to our decision to dispose of our interest to acquire the mineral rights to certain properties located in Argentina.

The decrease in our operating expenses for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was also attributable to lower exploration costs, investor relations expenditures and professional fees incurred during the reporting period.  These cost reductions were attainable due to the company’s focus on the completion of the Phase II 100 hole drill program.

This decrease in our operating expenses for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was partially offset by increases in stock-based compensation and interest expense during the reporting period.  We recorded stock-based compensation in the amount of $814,172 for the three months ended September 30, 2010, as compared to stock-based compensation of $0 for the three months ended September 30, 2009.  We recorded interest expense in the amount of $231,991 for the three months ended September 30, 2010, as compared to interest expense of $0 for the three months ended September 30, 2009.  The increase in interest expense is attributable to loans that were received by us in 2010.

Other Items

We reported other income of $5,705 for the three months ended September 30, 2010, as compared to other income of $68,911 for the three months ended September 30, 2009, which resulted from a foreign exchange gain.  The decrease in foreign exchange gain for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, is attributable to currency rate fluctuations during the reporting period.

Net Loss

As a result of the above, for the three months ended September 30, 2010 we reported a net loss of $2,663,959, as compared to a net loss of $5,678,871 for the three months ended September 30, 2009.  This decrease in our net loss was primarily attributable to decreased operating expenses.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.032 and $0.089 for the three months ended September 30, 2010 and 2009, respectively.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Revenues

We have not generated any revenues from operations since our inception.  We do not expect to generate any revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell our mineral properties.

Operating Expenses

We incurred operating expenses in the amount of $9,635,962 for the nine months ended September 30, 2010, as compared to operating expenses of $10,341,650 for the nine months ended September 30, 2009.  The decrease in our operating expenses for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, is primarily attributable to fewer write-downs of mineral property acquisition costs and reduced investor relations and office and miscellaneous expenditures during the reporting period, which was offset by a significant increase in interest expense.

We recorded write down of mineral property acquisition costs in the amount of $527,260 for the nine months ended September 30, 2010, as compared to write down of mineral property acquisition costs of $4,054,260 for the nine months ended September 30, 2009.  The write down of mineral property acquisition costs during the nine months ended September 30, 2010 related to the mutual termination of the aforementioned asset purchase agreement entered into with Seabridge.  The write down of mineral property acquisition costs during the three months ended September 30, 2009 related to our decision to dispose of our interest to acquire the mineral rights to certain properties located in Argentina.

We incurred investor relations expenditures in the amount of $381,175 for the nine months ended September 30, 2010, as compared to investor relations expenditures of $955,401 for the nine months ended September 30, 2009.   The decrease in our investor relations expenditures for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, is primarily attributable to focus on more cost effective investor relations in the nine months ended September30, 2010.

We incurred office and other miscellaneous expenditures in the amount of $83,705 for the nine months ended September 30, 2010, as compared to office and other miscellaneous expenditures of $397,625 for the nine months ended September 30, 2009.   The decrease in our office and other miscellaneous expenditures for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, is primarily attributable to the closing of the company’s office in Buenos Aries, Argentina.

This decrease is our operating expenses for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was partially offset by a significant increase in interest expense and exploration costs during the reporting period.  We recorded interest expense in the amount of $2,547,005 for the nine months ended September 30, 2010, as compared to interest expense of $0 for the nine months ended September 30, 2009.  A substantial portion of interest expenditures incurred during the nine months ended September 30, 2010 was attributable to a charge of $2,100,000 related to amortization of debt discount that was attributable to the beneficial conversion feature included in the $7,000,000 convertible note issued to Temasek in connection with our acquisition of 100% of the interest in certain properties in Peru.  We incurred exploration costs in the amount of $2,351,946 for the nine months ended September 30, 2010, as compared to exploration costs of $1,592,817 for the nine months ended September 30, 2009.  The increase in exploration costs was attributable to increased exploration on the Perú property for the nine months ended September 30, 2010.

Other Items

We reported other income of $33,181 during the nine months ended September 30, 2010, as compared to other income of $210,776 for the nine months ended September 30, 2009.  Other income reported during the nine months ended September 30, 2010 relates to a foreign exchange gain and other income reported during the nine months ended September 30, 2009 relates primarily to a foreign exchange gain of $75,762 and provision amount for potential legal claims of $135,000 .  The provision for legal potential legal claims during the nine months ended September 30, 2009 is attributable to us entering into a settlement agreement of potential legal claims in an amount which was $135,000 less than the provision amount for potential legal claims of $200,000 which we recorded in a prior reporting period.  The decrease in foreign exchange gain for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, is attributable to currency rate fluctuations during the reporting period.

Net Loss

As a result of the above, we reported a net loss of $8,850,561 for the nine months ended September 30, 2010, as compared to a net loss of $10,130,884 for the nine months ended September 30, 2009.  This decrease in our net loss was primarily attributable to decreased operating expenses and future income tax recovery of $752,220 for the nine months ended September 30, 2010. The future income tax recovery resulted from recognizing the benefit of tax losses to offset the future income tax liability.

Basic and Diluted Loss per Share

The basic and diluted loss per common share was $0.109 and $0.164 for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $38,886 (December 31, 2009 - $205,125) and a working capital deficit of $2,775,702 (December 31, 2009 - $1,480,730).

During the foreseeable period following the date of this report, we anticipate that we will not generate any revenue.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of approximately $4,600,000 over the next twelve months.  We anticipate spending approximately $200,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated general and administrative expenditures of $2,400,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Over the next twelve months, we anticipate paying $250,000 in acquisition costs relating to our options on certain properties in Peru.  Despite recent sales of our equity securities in a private placement, our current cash on hand is insufficient to be able to make our planned exploration expenditures, acquisition expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months.  In order to provide us with cash to meet our short-term obligations, we entered into two loan agreements with St. Lawrence Alluvial Services and Logistics Corp. (the “Lender”).  Under the terms of the First Loan Agreement, dated April 1, 2010,  the Lender loaned us eight hundred thousand dollars ($800,000) (the “First Loan”) and we agreed to repay the First Loan within a maximum term of ninety days from the execution of the First Loan Agreement together with interest at a rate of twelve percent per year.  Under the terms of the Second Loan Agreement, dated June 30, 2010, the Lender loaned us three hundred twenty thousand dollars ($320,000) (the "Second Loan" and, collectively with the First Loan, the "Loans") and we agreed to repay the Second Loan within a maximum term of ninety days from the execution of the Second Loan Agreement together with interest at a rate of twelve percent per year.  The Loans were used to finance expenditures on mining pediments in Peru.

During the reporting period, we repaid the $800,000 principal amount of the First Loan together with interest of $32,000 and have no further obligations under the First Loan.  As a result of our limited financial resources, we were not able to repay any portion of the interest or principal payable under the Second Loan and are presently in default of the Second Loan Agreement.

We believe that long-term debt financing will not be an alternative for funding additional phases of exploration as we do not have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program.  In the absence of such financing, we will not be able to pursue our exploration program and/or maintain our mineral property interests in good standing.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital in the near future, we will continue to experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  We may consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying our mineral property interests.  We have not undertaken any efforts to locate a joint venture participant.  Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests.  If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral property interests to the joint venture participant.

Cash Used in Operating Activities

Cash flows used in operating activities for the nine months ended September 30, 2010 were $2,522,277, as compared to cash flows used in operating activities of $2,655,069 for the nine months ended September 30, 2009.  Our net loss of $8,850,561 for nine months ended September 30, 2010 was the primary reason for our negative operating cash flow, as compared to our net loss of $10,130,848 for the nine months ended September 30, 2009.

Cash Used in Investing Activities

For the nine months ended September 30, 2010, we used $1,390,353 in investing activities, as compared to $110,258 used in investing activities for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, we purchased $63,093 in equipment, expended $327,260 in connection with the acquisition of mineral property interests and paid $1,000,000 in connection with our acquisition of 100% of the interest in certain properties in Peru, as compared to the nine months ended September 30, 2009, in which we purchased $85,258 in equipment and expended $25,000 in connection with the acquisition of mineral property interests.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  Net cash flows provided by financing activities for the nine months ended September 30, 2010 was $3,746,391, as compared to $3,852,416 for the nine months ended September 30, 2009.

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

Going Concern

We have incurred net losses for the period from inception on March 6, 2000 to September 30, 2010 of $25,473,389 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Start-up expenses

We have adopted ASC 720-15, "Start-Up Costs", which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with our formation have been included in our expenses for the period from the date of inception on March 6, 2000 to September 30, 2010.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Dr. Michael Stocker, and our Chief Financial Officer, Mr. Peter Wiget.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings.

During the three months ended September 30, 2010, there have been no material developments in the legal proceedings discussed in our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

Item 1A.        Risk Factors.

Not Applicable.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

During the reporting period, we completed a third and final closing of a private placement (the “Private Placement”) of units (the “Units”) to 11 accredited investors (the “Investors”), pursuant to which we sold to the Investors an aggregate of 362,620 units (the “Units”) at a purchase price of $0.65 per Unit (the “Unit Price”).  The aggregate purchase price we received from the sale of these Units was $235,703.  Each unit is comprised of one (1) share of common stock, par value $0.001, and one (1) common stock purchase warrant (the “Warrant”) to purchase one (1) share of our common stock, exercisable commencing six months from the closing date of the offering and terminating one year from the closing date of the offering.  The exercise price for the Warrant is priced at $0.80 per share.  As a result, we sold in third and final closing of the Private Placement during the reporting period a total of 362,620 shares of common stock and warrants to purchase 362,620 shares of common stock.  No registration rights were granted to any of the investors who purchased Units.

In consideration for services rendered by R. F. Lafferty & Co., Inc., as the placement agent (the “Placement Agent”) in the Private Placement, we paid the Placement Agent during the reporting period cash commissions of $14,142, which represents 6% of the gross proceeds of the third closing of the Private Placement and issued to the Placement Agent Warrants to purchase 21,757 shares of the our common stock, which is equal to 6% of the Units sold in the third closing of the Private Placement.  The Warrants issued to the Placement Agent have the same terms and conditions as the Warrants sold to Investors in the Private Placement.

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

During the reporting period, we completed a private placement of units (the “Units”) to 8 non-U.S. persons, as that term in defined in Regulation S promulgated under the Securities Act (the “Investors”), pursuant to which we sold to the Investors an aggregate of 1,663,460 units (the “Units”) at a purchase price of $0.65 per Unit (the “Unit Price”).  The aggregate purchase price we received from the sale of these Units was $1,081,249.  Each unit is comprised of one (1) share of common stock, par value $0.001, and one (1) common stock purchase warrant (the “Warrant”) to purchase one (1) share of our common stock, exercisable commencing six months from the closing date of the offering and terminating one year from the closing date of the offering.  The exercise price for the Warrant is priced at $0.80 per share.  As a result, we sold in this private placement during the reporting period a total of 1,663,460 shares of common stock and warrants to purchase 1,663,460 shares of common stock.  The Units were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to any of the investors who purchased Units.

The securities offered and sold in connection with this private placement were in reliance on the exemption from registration under Regulation S promulgated under the Securities Act.  In connection with this private placement, we relied on each of the investors' written representations.  Sales were made to persons who represented that they were not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Securities Act.  Each investor represented that they were acquiring the securities for investment only and not with a view toward resale or distribution. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to each investor.  Each investor was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these Units by any form of general solicitation or general advertising.

During the reporting period, we issued 15,000 shares of our common stock to 1 accredited investors who exercised warrants to purchase shares of our common stock that were issued in a prior private placement.  These warrants had an exercise price of $0.70 and the aggregate purchase price we received from the exercise of these warrants and the sale of the underlying shares of common stock was $10,500. These shares were offered and sold in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act.  We did not engage in any general solicitation or advertising in relation to the issuance of these shares.

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

Constitution Mining Corp.

Date:	November 16, 2010

By: /s/ Michael Stocker Michael Stocker Title: Chief Executive Officer and Director
Date:	November 16, 2010
By: /s/ Peter Wiget Peter Wiget Title: Chief Financial Officer and Director

CONSTITUTION MINING CORP.
(the “Registrant”)
(Commission File No. 000-49725)
Exhibit Index
to Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2010

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith

3.1	Certificate of Incorporation	Exhibit 2.1 of Form 8-K filed on October 23, 2009

3.2	Bylaws	Exhibit 2.1 of Form 8-K filed on October 23, 2009

10.1	Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.1 of Form 8-K filed on September 29, 2008

10.2	Amendment No. 1 to Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.1 of Form 10-Q filed on May 15, 2009

10.3	Second Amendment to Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.1 of Form 8-K filed on November 3, 2009

10.4	Third Amendment to Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and Constitution Mining Corp.	Exhibit 10.4 of Form 8-K filed on April 13, 2010

10.5	Mineral Right Option Agreement with Temasek Investments, Inc., dated January 5, 2010.	Exhibit 10.1 of From 8-K filed on July 15, 2010

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X