Form 10-K
period 2010-12-31
GOLDSANDS DEVELOPMENT CO
filed 2011-05-13
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to  _________.

Commission file number:  000-49725

Goldsands Development Company
(Exact name of registrant as specified in its charter)

Delaware	88-0455809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Calle Juan Fanning 219, Miraflores, Lima, Perú
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                     Accelerated filer ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of June 30, 2010, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($0.70) was:   $55,994,538

The number of shares of our common stock outstanding as of May 12, 2011 was:   187,517,618

Documents Incorporated by Reference:  None

FORM 10-K

GOLDSANDS DEVELOPMENT COMPANY
DECEMBER 31, 2010

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	57

Glossary
Signature Page
Exhibit Index

Cautionary Note Regarding Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "intends," and other variations of these words or comparable words.  In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factor could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	potential or pending investigations, proceedings or litigation that involves or affects us;

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

●
risk that we fail to fulfill the payment obligations set forth in the agreement we entered into with Temasek Investments Inc. ("Temasek"), a company incorporated under the laws of Panama, under which we acquired three separate options, each providing for the acquisition of an approximately one-third interest in certain mineral rights to certain properties in Peru that abut the other property interests we acquire, which could result in the loss of our right to exercise the options to acquire the mineral and mining rights underlying these properties;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Peru;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;

●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;

●	political and regulatory risks associated with mining development and exploration; and

●	other risks and uncertainties related to our prospects, properties and business strategy.

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

As used in this annual report, “Goldsands Development,” the “Company,” “we,” “us,” or “our” refer to Goldsands Development Company, unless otherwise indicated.

If you are not familiar with the mineral exploration terms used in this report, please refer to the definitions of these terms under the caption “Glossary” at the end of Item 15 of this report.

PART I

ITEM 1.    Business.

Corporate History

We were incorporated in the state of Nevada under the name Crafty Admiral Enterprises, Ltd. on March 6, 2000.  Our original business plan was to sell classic auto parts to classic auto owners worldwide through an Internet site and online store; however, we were unsuccessful in implementing the online store and were unable to afford the cost of purchasing, warehousing and shipping the initial inventory required to get the business started.  As a result, we ceased operations in approximately July 2002.

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

In November 2007, we reorganized our operations and changed our name to “Constitution Mining Corp.” to better reflect our current focus, which is the acquisition, exploration, and potential development of mining properties.  Since November 2007, we have entered into agreements to secure options to acquire the mineral and mining rights underlying properties located in the Salta and Mendoza provinces of Argentina (the “Argentinean Properties”) and in northeastern Peru.  In 2009, we determined that it was in our best interest to dispose of our interests in the Argentinean Properties and we are now pursuing exploration and development exclusively on our properties in Peru.

On October 21, 2009, we completed a reincorporation merger from the State of Nevada to the State of Delaware.

On February 24, 2011, we filed a Certificate of Ownership and Merger with the Secretary of State of Delaware to effectuate a merger whereby we merged with our wholly-owned subsidiary, Goldsands Development Company, through a parent/subsidiary merger, with us as the surviving corporation. This merger, which became effective at 11:59 p.m. on March 31, 2011 (the “Effective Time”) is pursuant to Section 253 of the General Corporation Law of Delaware. Shareholder approval for this merger was not required under Section 253 of the General Corporation Law of Delaware. Upon the Effective Time of this merger, our name changed to “Goldsands Development Company”. We decided to change our corporate name in order to reflect management’s decision during the first quarter of 2011 to expand our business plan in order to pursue opportunities to consult on development projects in the same approximate geographical area as our property interest in Peru. As a result of our operations in Peru, we have gained significant experience and knowledge as to the local processes and procedures involved in the planning of development projects in Peru and we intend to leverage and market this expertise to other companies seeking to engage in development projects in Peru.  It is our belief that changing our corporate name will minimize public perception in marketing this expertise that we are strictly a company engaged in mineral exploration.

Our common stock is quoted on the OTC Bulletin Board under the symbol “GSDC.”  We conduct our business from Calle Juan Fanning 219, Miraflores, Lima, Peru. Our telephone number is  +54-1-446-6807.

Exploration Stage Company

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.  There is no assurance that a commercially viable mineral deposit exists on any of the properties underlying our mineral property interests and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reserves of any type of mineral.  For this reason, the proposed plan of exploration described below is exploratory in nature.  To date, we have not discovered an economically viable mineral deposit on any of the properties underlying our mineral property interests, and there is no assurance that we will ever discover one.  If we cannot acquire or locate mineral deposits, or if it is not economical to recover any mineral deposits that we do find, our business and operations will be materially and adversely affected and we may have to cease operations.

Previous Surplus Strategy

We previously disclosed that our business plan was to invest any surplus operating capital resulting from retained earnings into bullion accounts as opposed to holding retained earnings, if any, in cash or cash equivalents.  Bullion accounts operate like traditional banking accounts with the exception that bullion account balances represent the ounces of gold and/or silver owned by the account holder instead of representing dollars or other national currencies.  Bullion account holders may buy, hold or sell any amount of bullion from their account at any time, and may also take physical possession of some or all of their bullion.  We have reconsidered this plan and have decided to no longer pursue this strategy due to recent significant fluctuations in the prices of precious metals which are completely unpredictable. In the event that commercially exploitable reserves of minerals exist on any of our property interests and we are able to make a profit, our business plan is to sell enough mineral reserves to satisfy all of our expenses and retain all earnings in cash or cash equivalents for use in financing our future operations.

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

Peru is located on the western coast of South America and has a population of approximately 28 million people.  It covers a geographic area of approximately 1.3 million square kilometers and is bordered by Bolivia, Brazil, Chile, Colombia and Ecuador.  Lima is the capital of Peru and its principal city with a population of approximately 7 million people.

Peru has become a leading country for mining activities.  No special taxes or registration requirements are imposed on foreign-owned companies and foreign investment is treated as equal to domestic capital.  Peruvian law allows for full repatriation of capital and profits and the country’s mining legislation provides access to mining concessions under an efficient registration system.

Peruvian Mining Law

According to the Peruvian Mining Act, the right to explore and/or exploit minerals is granted by the government by way of concessions.  Under Peruvian regulations a mining concession is a property right, independent from the ownership of surface land on which it is located.  There are no restrictions or special requirements applicable to foreign companies or individuals regarding the holding of mining concessions in Peru unless the concessions are within 50 kilometers of Peru's borders.  The rights granted by a mining concession can be transferred, or sold and, in general, may be the subject of any transaction or contract.  Mining concessions may be privately owned and no state participation is required.

The application for a mining concession involves the filing of certain documents before the mining administrative authority.  The mining concession boundaries are specified in the application documents, with no requirement to mark the concession boundaries in the field since the boundaries are fixed by UTM coordinates.  In order to conduct exploration or mining activities, the holder of a mining concession must purchase the surface land required for the project or reach an agreement with the owner for its temporary use.  If any of this is not possible, a legal easement may be requested from the mining authorities, although these easements have been rarely granted.

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

However, this regime has been recently and partially amended providing for, among other matters, increased minimum production levels, new terms for obtaining such minimum production, increased penalties in case such minimum production is not reached, and even the cancellation of mining concessions if minimum production is not reached within certain terms.  Pursuant to this new regime, the holder of the mining concession should achieve a minimum production of at least one tax unit (S/. 3,600.00 approximately US$ 1,309) per hectare per year, within a ten-year term following the year in which the mining concession title is granted.  If such minimum production is not reached within the referred term, the holder of the concession shall pay penalties equivalent to 10% of the tax unit.

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

This amended regime is currently applicable to all new mining concessions granted since October 11, 2008. Regarding those mining concessions existing prior to such date, the new term for obtaining the increased minimum production level or otherwise being required to pay the increased penalties pursuant to the amended regime shall be counted as from the first business day of 2009.  Nevertheless, until such new term for obtaining the increased minimum production level does not expire, the minimum production level, the term for obtaining such minimum production, the amount of the penalties and the causes for cancellation of the mining concessions shall continue to be those provided in the original legal framework existing since 1992.

The amended regime shall not be applicable to those concessions handed by the Peruvian State through private investment promotion procedures, which shall maintain the production and investment obligations contained in their respective agreements, or to titleholders of concessions with mining stability agreements in force.

Environmental Laws

The Peruvian Ministry of Energy and Mines (“MEM”) regulates environmental affairs in the mining sector, including establishing an environmental protection regulations while the Environmental Assessment and Supervisory Bureau (“OEFA”), which forms part of the Ministry of the Environment, is in charge of supervising compliance with, and sanctioning any violation of, environmental regulations.

Each stage of exploration or mining requires some type of authorization or permit, beginning with an application for an environmental permit for initial exploration and continuing with an Environmental Impact Assessment (“EIA”) for mining, which includes public hearings.

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

Before initiating construction or exploitation activities and before the expansion of existing operations, an EIA approval should be obtained.  This process of authorization involves public hearings in the place where the project is located and, in general, should conclude within a term of 120 calendar days, although such process can require between eight months and one year.

Holders of mining activities performing mining exploration are required to conduct remediation works of disturbed areas, as part of the progressive closure of the project.  Likewise, they are required to undertake the final closure and post closure actions as set forth in the terms and conditions in the approved environmental instrument.

If the holder carries out mining exploration activities involving the removal of more than 10,000 tonnes of material, or more than 1,000 tonnes of material with a potential neutralization (“PN”) over potential acidity (“PA”) relation lower than 3 (PN/PA<3), then they shall be required to file a Mine Closure Plan along with the corresponding environmental instrument, as well as to establish a financial guarantee to secure compliance with such Mine Closure Plan.

Holders of mining exploitation activities must file a Mine Closure Plan with before the MEM within one year of the approval of their EIA.  The Mine Closure Plan must be implemented from the beginning of the mining operation.  Semi-annual reports must be filed evidencing compliance with the Mine Closure Plan.  An environmental guarantee covering the Mine Closure Plan 's estimated costs is also required to be granted.

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

Employees

We have no full-time employees at the present time.  Our executive officers do not devote their services full time to our operations.  We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.  As of December 31, 2010, we engaged approximately 21 contractors that provided work to us on a recurring basis.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

Constitution Mining Argentina SA is a subsidiary entity which was registered with the General Inspection of Corporations in Argentina on March 4, 2008  that is in the process of being dissolved because of our decision to not pursue opportunities within Argentina.

We own a 100% interest in the issued and outstanding stock of Bacon Hill Invest Inc. (“Bacon Hill”), a corporation incorporated under the laws of Panama.  Bacon Hill indirectly owns the mineral and mineral rights to certain properties located in Peru held by its subsidiary, Compañía Minera Marañón S.A.C.

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

As noted in our consolidated financial statements, we have incurred a net loss of $43,877,689 for the period from inception on March 6, 2000 to December 31, 2010 and we have no present source of revenue.  At December 31, 2010, we had a working capital deficiency of $3,165,504.  As of December 31, 2010, we had cash and cash equivalents in the amount of US $4,181.  We will have to raise additional funds to meet our currently budgeted operating requirements for the next twelve months.  No assurance can be given that sources of debt or equity financing will be available to the Company to fund these operating requirements.

The audit report of James Stafford, Inc., Chartered Accountants, for the fiscal year ended December 31, 2010 and 2009 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time.

A pending SEC investigation may subject us to significant costs and could divert management’s attention.

On March 30, 2011, we received a copy of a formal order of investigation issued by the United States Securities and Exchange Commission (“SEC”) regarding possible violations of the securities laws including securities registration requirements, financial reporting and/or market manipulation believed to have been committed by us, our officers, directors, employees, partners, subsidiaries, affiliates and/or other persons.  We received a subpoena requesting the delivery of certain documents to the SEC.  We have been cooperating fully, and intend to continue to cooperate fully, with the SEC in regards to this investigation.  At this time, it is not possible to predict the outcome of the investigation or its impact on us.  In the event the SEC investigation leads to action against any of our current or former directors or officers, or the Company itself, the trading price of our common stock may be adversely impacted.  In addition, the SEC investigation may result in the incurrence of significant legal expense, both directly and as the result of any indemnification obligations.  This investigation may also divert management’s attention from our operations or limit our ability to obtain financing to fund our on-going operating requirements, which could cause our business to suffer.  If we are subject to any adverse findings, we could be required to pay damages or penalties or have other remedies imposed on us which could have a material adverse effect on our business.  We have no insurance coverage to cover any portion of our defense cost or any amounts that we may be required to pay in connection with the resolution of this investigation.

In preparing our consolidated financial statements for fiscal 2010, our management identified material weaknesses in our internal control over financial reporting, and our failure to remedy these or other material weaknesses could result in material misstatements in our consolidated financial statements and the loss of investor confidence in our reported financial information.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2010. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

        The material weaknesses identified by management as of December 31, 2010 consisted of ineffective controls over the period-end financial close and reporting process and oversight and monitoring of certain international locations as of December 31, 2010 and lack of resources to manage the financial close process. As a result of these material weaknesses, our management concluded that as of December 31, 2010, our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework.

        As a result of management’s assessment of internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We are in the process of considering the appropriate remedial measures to be taken to address these material weaknesses. We cannot be certain that the measures we take will be effective or will ensure that restatements will not occur in the future. If remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Any future restatement of consolidated financial statements could place a significant strain on our internal resources and harm our operating results. Further, any additional or unremedied material weakness may preclude us from meeting our reporting obligations on a timely basis. As a result of our inability to timely file our annual report on Form 10-K for the year ended December 31, 2010, we were not in compliance with SEC reporting requirements.

 Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we may take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We own the options to acquire the mining and mineral rights underlying certain properties and if we fail to perform the obligations necessary to exercise these options we will lose our options and may cease operations.

We hold options to acquire the mineral and mining rights underlying properties located in northeastern Peru, subject to certain conditions.  If we fail to meet the requirements of the agreement under which we acquired such options, including any payments and/or any exploration obligations that we have regarding these properties, we may lose our right to exercise the options to acquire the mineral and mining rights underlying these properties.  If we do not fulfill these conditions, then our ability to commence or continue operations could be materially limited.  In addition, substantially all of our assets will be put into commercializing our rights to the areas covered by these options.  Accordingly, any adverse circumstances that affect the areas covered by these option agreements and our rights thereto would affect us and your entire investment in shares of our common stock.  If any of these situations were to arise, we would need to consider alternatives, both in terms of our prospective operations and for the financing of our activities.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash-flow positive, or raise additional debt and/or equity capital.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures, including ceasing operations.

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

We presently do not have sufficient capital to exercise our options to acquire the mineral and mining rights underlying property located in northeastern Peru and complete our planned exploration programs on our property interests.  No assurance can be given that sources of financing are available to complete the acquisition of these property interests.  Other forms of financing, if available, may be on terms that are unfavorable to our stockholders.

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

In order to raise any financing from the sale of equity securities, we need to increase our authorized capital stock.

We are presently authorized to issue 300,000,000 shares of common stock, of which approximately 187,517,618 shares were issued and outstanding as of May 12, 2011 and approximately all of our remaining unissued shares are reserved for issuance to cover issuance obligations and the potential exercise of outstanding options, warrants and conversion of notes. We presently do not have sufficient available authorized capital to make securing additional financing from the sale of our common stock a viable option. We intend to submit a proposal to our shareholders to amend our Certificate of Incorporation for the purpose of increasing the authorized shares of our common stock, but have not done so yet and can provide no assurance that such proposal would be supported by our shareholders. Accordingly, we may not have sufficient authorized capital available to raise the funds necessary to execute our business plan beyond the short term.

We have no known reserves and we may not find any mineral reserves or, if we find mineral reserves, the deposits may be uneconomic or production from those deposits may not be profitable.

Our due diligence activities have been limited, and to a great extent, have relied upon information provided to us by third parties.  We have not established that any of the properties for which we own or hold options contain adequate amounts of gold or other mineral reserves to make mining any of the properties economically feasible to recover that gold or other mineral reserves, or to make a profit in doing so.  If we do not, our business will fail.  If we cannot find economic mineral resources or if it is not economic to recover the mineral resources, we will have to cease operations.

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

Our officers and directors do not devote full time to the our operations.

Our officers do not devote full time to our operations.  Until such time that we can afford executive compensation commensurate with that being paid in the marketplace, our officers will not devote their full time and attention to our operations.  No assurances can be given as to when we will be financially able to engage our officers on a full-time basis.

As some of our officers and directors are located outside of the United States, you may have no effective recourse against our us or our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

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

Indemnification of officers and directors.

Our Certificate of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our stockholders therefore will have only limited recourse against the individuals.

Risks Associated With Mining

All of our properties are in the exploration stage.  There is no assurance that we can establish the existence of any mineral reserve on any of our properties in commercially exploitable quantities.  Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration.  If we do not discover any mineral resource in a commercially exploitable quantity, our business will fail.

We have not established that any of our properties contain any commercially exploitable mineral reserve, nor can there be any assurance that we will be able to do so.  If we do not, our business will fail.  A mineral reserve is defined by the SEC in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s Industry Guide 7 is extremely remote; in all probability, our mineral resource property does not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those reserves.  Both mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines.  If we do discover mineral reserves in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the reserve to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices.  Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral reserve in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral deposit.  If we cannot exploit any mineral deposit that we might discover on our properties, our business may fail.

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

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of reserves, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure.  Any such event could result in work stoppages and damage to property, including damage to the environment.  We do not currently maintain any insurance coverage against these operating hazards.  The payment of any liabilities that arise from any such occurrence could cause us to fail.

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

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring property interests.  If we cannot continue to acquire interests in properties to explore for mineral reserves, we may be required to reduce or cease operations.

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

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price.  You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	potential or pending investigations, proceedings or litigation that involves or affects us;

•	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

•	actual or anticipated fluctuations in our operating results;

•	the absence of securities analysts covering us and distributing research and recommendations about us;

•	we expect our actual operating results to continue to fluctuate;

•	we may have a low trading volume for a number of reasons, including that a large amount of our stock is closely held;

•	overall stock market fluctuations;

•	economic conditions generally and in the mining industries in particular;

•	announcements concerning our business or those of our competitors or vendors;

•	our ability to raise capital when we require it, and to raise such capital on favorable terms;

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

•	conditions or trends in the industry;

•	litigation;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or joint ventures;

•	future sales of common stock;

•	actions initiated by the SEC or other regulatory bodies;

•	existence or lack of patents or proprietary rights;

•	departure of key personnel or failure to hire key personnel; and

•	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock.  In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock.  The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B.Unresolved Staff Comments.

None.

ITEM 2.         Properties.

Description of our Mineral Property Interests

The Peru Property

Our property interests located in Peru are in the exploration stage and we refer to these properties as the "Peru Property."  These properties are without known reserves and the proposed plan of exploration detailed below is exploratory in nature.  These properties are described below.

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

Subsequent to the reporting period on January 20, 2011, $6,300,000 of the principal of the Convertible Note was extinguished and converted into units (the “Units”) using the conversion price of $0.10 per Unit. Each Unit consists of one (1) share of common stock, par value $0.001 per share (“Common Stock”) and one (1) warrant to purchase one (1) share of Common Stock (“Warrant”). Each Warrant is exercisable for a period of eight (8) months from the date of issuance at a price of $0.10 per share.  The $700,000 remaining principal of the Convertible Note outstanding has a term of three years and accrues interest at a rate of 12% per annum. Interest under the Convertible Note is payable annually and the principal is payable upon maturity. Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one (1) share of our common stock and one (1) warrant to purchase one (1) share of our common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit.

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

A description of the Mineral Rights is set forth below:

Name	Area (ha)	Department	Province	District	Observation
Aixa 1	1000	Loreto	Datem del Marañon	Manseriche
Alana 1	600	Loreto	Datem del Marañon	Manseriche-Morona	Overlaps 010188704, 010188604, 010188504
Alana 2	600	Loreto	Datem del Marañon	Manseriche- Morona
Alana 3	800	Loreto	Datem del Marañon	Manseriche	Overlaps 010045107
Casandra 1	1000	Loreto	Datem del Marañon	Barranca-Manseriche
Casandra 2	1000	Loreto	Datem del Marañon	Barranca- Morona
Casandra 3	900	Loreto	Datem del Marañon	Barranca- Morona
Casandra 4	1000	Loreto	Datem del Marañon	Barranca
Casandra 5	1000	Loreto	Datem del Marañon	Barranca

We may exercise the initial option to acquire a thirty-three percent interest in the Mineral Rights by fulfilling the following conditions:

•	Issuance of 500,000 shares of our common stock to Temasek within thirty (30) days from the Effective Date (issued March 19, 2010);

•	Payment of $250,000 to Temasek within twelve months of the Effective Date (paid on January 24, 2011); and

•	Issuance of 1,000,000 shares of our common stock to Temasek or its designee within twelve months of the Effective Date (issued January 27, 2011).

Subsequent to the reporting period, we exercised the initial thirty-three percent option and acquired a thirty-three percent interest in the Mineral Rights by paying to Temasek the balance of the consideration required to exercise the initial thirty-three percent option.  Since the execution of the Option Agreement, we have paid a total of $250,000 and have issued 1,500,000 shares of our common stock to Temasek in accordance with the terms of the Option Agreement.

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

Exploration Program

Shortly after our initial acquisition of the property interests in Peru in September 2008, we commenced the initial stages of our exploration and development program and carried out the following activities:

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

Gold bearing gravels were intersected in virtually all of the twenty-six (26) holes drilled as part of this initial drilling program with the better mineralized horizons returning values in the 60 to 200 mg/m3 range (generally, grades in excess of 60 mg/m3 are considered economically viable) with reconnaissance holes up to 15 km apart indicating the widespread distribution of gold throughout the Marañón basin.

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

In the absence of significant additional drilling, we will be unable to quantify the boundaries of the alluvial gold mineralization and identify concentrations associated with paleo channels.  We caution that results we received from the Phase II drilling campaign do not in any way indicate the presence of a commercially viable mineral deposit.  Our exploration program is building data in order to compile an estimate of probable reserves and make a later determination as to whether a commercially viable mineral deposit exists on the properties underlying our mineral property interests in Perú.  A great deal of further exploration is required before a final evaluation as to the economic and legal feasibility of future exploration is determined.

Based on these results, we sought to implement a small-scale test mining operation on the 2.5 square kilometer grid that was the subject of our Phase II drilling campaign as a preliminary step towards determining the feasibility of full-scale production.  We believe that a pilot operation should deliver important data that reflects on the potential dredging and gold separation possibilities of this project.  A small-scale test mining operation will also be helpful to determine if the proposed gold separation equipment is viable in the project's environment and if the recoverable grades of gold are sufficient to sustain such an operation.

On January 18, 2011, we entered into an Agreement (the “Agreement”) with Swiss Mining S.A., a limited liability company organized and incorporated under the laws of Perú (“Swiss Mining”). Pursuant to the Agreement, Swiss Mining will carry out a test mining operation on the MIKA 2 concession located in the Peruvian Province of Datem del Marañon, District of Manseriche (the “MIKA 2 Concession”). The area encompassing the MIKA 2 concession is the 2.5 square kilometer grid that was the subject of the our Phase II drilling campaign.

Swiss Mining will be responsible and liable for all work, services, labor, materials, equipment, supplies and other related costs necessary to implement the test mining operation. The costs related to this test mining operation, which is expected to involve the processing of approximately 150,000 cubic meters of placer material, are anticipated to be approximately US $425,000. The parties have agreed to an allocation of revenues, if any, from the sale or other disposition of ores, concentrates or minerals produced from the MIKA 2 concession (“Net Returns”) equal to thirty percent (30%) to us and seventy percent (70%) to Swiss Mining until the agreed upon costs of US $425,000 are fully covered. Thereafter, any Net Returns beyond this cost recovery shall be divided equally between Swiss Mining and us on a 50/50 basis. Notwithstanding the foregoing, we agree to negotiate a different allocation of Net Returns so long as Swiss Mining has not recovered its costs of US $425,000 should the price of gold drop below US $1300 per ounce or increase above $1500 per ounce for at least 5 consecutive business days.

The test mining operation commenced on March 28, 2011 and we anticipate it will continue for a duration of six months. Under the terms of the Agreement, we have the right to monitor, at our own expense, all activities performed by Swiss Mining or its subcontractors under this Agreement including, but not be limited to, the right to make site inspections at any time, to bring experts and consultants onsite to examine or evaluate work in progress or completed work, to examine the books, ledgers, documents, papers, and records pertinent to this Agreement and to observe personnel in every phase of their performance of the related work.

Initial results from the test mining operation appear to be favorable, but we caution that these results have not been independently verified and could be the product of isolated hot spots indicating higher than usual gold yields in the material mined.  For this reason, we are not going to extrapolate any data based upon the yields to date or reach any conclusions about potential alluvial gold yields based on the limited data we have received from just a few weeks from the test mining operation.  We will require significantly more data in order to determine whether the objectives of the test mining operations have been satisfied.

In the event that the foregoing test mining operation on the MIKA 2 concession provides data that reflects positively on the potential dredging and gold separation possibilities of this project, we plan to design a Phase III drilling campaign to expand the Phase II drill program beyond the initial 2.5 square kilometer exploration area to other areas of suspected high mineralization within the Peru Property consisting of a total of 461 square kilometers in order to further define the resource and potential of the project.  However, the implementation of any further drilling activity is dependent on our ability to a secure additional financing.  If we are unable to secure additional financing for these activities, we will be unable to commence a Phase III drilling campaign until such time that we are able to secure sufficient financing.

In addition to the foregoing drilling program, we intend to carry out the geophysical evaluation of the property and plan to continue drilling and test pitting for a period of at least 18 months. We are also conducting mine development planning, process design, and other engineering studies will be conducted with a view toward completing a feasibility study within a twenty-four month period.  Permitting is anticipated to be initiated as early in the exploration and development cycle as possible, so that trial or pilot dredging can be started as soon as feasibility has been established.

In May 2010, we initiated the process for expanding our drill permits and also are concluding the Environmental Impact permit, which will allow us to explore the entire area that comprises the Peru Property and allow for drilling of up to 428 additional holes.

While we have commenced our planned exploration program, we must secure additional financing in order to be able to sustain drilling activity beyond the scope of the foregoing test mining operation and commence a Phase III drilling campaign or we will be forced to cease our exploration and development program.  We anticipate that we will incur the following exploration costs for the year ending December 31, 2011:

Activity	$USD
PROJECT COSTS:
Property-related costs	12,000
Environmental/Social permits	159,300
Exploration	108,000
Field costs	84,000
Travel expenses	134,000
Administration on site	174,000
ADMINISTRATION	279,600
TOTAL	$950,900

Location and Access

At this time, the Gold Sands Project in Peru is our principal project.  It comprises an area of 46,100 ha (461 kilometers) along the interface of the Andean chain and the Amazon foreland basin in northeastern Peru.  We have established land positions in two out of the three alluvial camps that exist in this area (the Alegría, Condorcanqui, and Manseriche Alluvial Camps).  Of these, the Manseriche Camp is the largest.  These camps straddle the boundary of the Loreto (eastern) and Amazonas (western) departments of Northeastern Peru approximately 350 kilometers from the regional center of Iquitos (population 400,000) which lies on the Amazon River.  Both Iquitos to the east, as well as Tarapoto to the south are served with daily flights from Lima.  The project area can be reached from either of these towns by charter flights while supplies and heavy equipment can be barged in from either Yurimaguas (on the Rio Huallaga) or Iquitos, or trucked in from Bagua on a fair weather road to the village of Saramiriza located in the center of the Manseriche Alluvial Camp along the southwestern bank of the Rio Marañón, roughly in the center of the project area.  We have established a logistics and administration base in the village of Saramiriza located in the center of the Manseriche field on the southeastern bank of the Rio Marañón.

The following map shows the general location of the Mineral Rights we initially acquired in Peru:

N
W
E
S
Legend
Compañía Minera Marañón
Other Companies
Property Map
Compañía Minera Marañón SAC
10,000 5,000 0 10,000
Meters
9530000
9520000
9510000
9500000
9490000
9480000
9470000
9460000
170000
190000
210000
230000
250000
270000

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
1999-2000
Brazilian private interests, under the technical direction of an experienced and well regarded alluvial engineer Peter Rich, established viability and attempted to get the project financed in Canada. This work was then checked by a Russian consulting company, Sojuzkarta, which used a ten inch rotary helicoid drill to check holes down to 18 meters.  In addition, they took bulk samples by backhoe.  Their drill results as well as those from the collection of 85 m3 bulk samples were used to estimate a grade of 295 mg/m3 using a fineness of 850 for correction to pure gold.  This number is considered to be an underestimate as recovery was done utilizing 12 m X 0.7m sluices with jute carpets which would not have been effective for the recovery of fine gold.  Due to the low gold price at the time, as well as the conservative approach adopted by major mining companies, the project failed to get traction.

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

Termination of Agreement Relating to Possible Acquisition of Nevada Mineral Claims and Leasehold Interests

On September 27, 2010, we announced the mutual termination of the previously announced Asset Purchase Agreement, dated as of April 1, 2010, as amended by Amendment No. 1, dated as of July 13, 2010 (collectively, the “Purchase Agreement”), with Seabridge Gold Corporation, a Nevada corporation (“Seabridge”), Pacific Intermountain Gold Corporation, a Nevada corporation (“PIGC”), and Seabridge Gold Inc., a Canadian corporation (“SEA”) (collectively, Seabridge, PIGC and SEA are referred to as “Seabridge”).  The Purchase Agreement set forth the terms under which we were to have purchased all of Seabridge’s interests in certain exploration properties located in Nevada, along with certain data and contracts related thereto.  The parties agreement to terminate the Purchase Agreement was effective as of September 23, 2010.  Under the terms of the Purchase Agreement, we are not entitled to recover:  (i) our $302,260 payment to Seabridge for property fees due to the Bureau of Land Management in July 2010, (ii) our $200,000 payment to Seabridge made in exchange for a no-shop provision in the letter of intent entered into between the parties, and (iii) our $25,000 payment made on August 20, 2010, or a total of $527,260.

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

ITEM 3.    Legal Proceedings.

On March 30, 2011, we received a copy of a formal order of investigation issued by the United States Securities and Exchange Commission (“SEC”) regarding possible violations of the securities laws including securities registration requirements, financial reporting and/or market manipulation believed to have been committed by us, our officers, directors, employees, partners, subsidiaries, affiliates and/or other persons. We received a subpoena requesting the delivery of certain documents to the SEC. We have been cooperating fully, and intend to continue to cooperate fully, with the SEC in regards to this investigation.

At this time, it is not possible to predict the outcome of the investigation. In the event the SEC investigation leads to action against any of our current or former directors or officers, or the Company itself, the trading price of our common stock may be adversely impacted. In addition, the SEC investigation may result in the incurrence of significant legal expense, both directly and as the result of any indemnification obligations. This investigation may also divert management’s attention from our operations which may cause our business to suffer. If we are subject to any adverse findings, we could be required to pay damages or penalties or have other remedies imposed on us which could have a material adverse effect on our business. We have no insurance coverage to cover any portion of our defense cost or any amounts that we may be required to pay in connection with the resolution of this investigation.

In January 2008, a contractor was critically injured in an automobile accident while working for us in the area referred to as the Atena Project located in northwestern Argentina. The contractor’s family has filed a claim in the Argentina court system seeking monetary damages in the amount of $300,000 from the driver of the automobile, who is considered an employee under Argentinean labor law. Although we were not been named as a party in this action, we have anticipated that we may be named as a defendant in this action. During the year ended December 31, 2008, we recorded provisions for potential legal claims relating to this incident in the amount of $200,000.  During 2009, we agreed to make scheduled payments totaling $65,000 in settlement of any potential legal claims arising out of the accident described above.  We commenced making the scheduled payments and are currently negotiating a modification of the terms for the remaining payments.  Our indebtedness on this matter is included in the accounts payable recorded at December 31, 2010.

ITEM 4.    (Removed and Reserved).

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock is currently quoted on the OTCBB under the symbol “GSDC.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2010
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2010	$1.90	$0.70
June 30, 2010	$1.12	$0.55
September 30, 2010	$1.11	$0.21
December 31, 2010	$0.415	$0.10

Fiscal Year Ended December 31, 2009
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2009	$1.20	$0.25
June 30, 2009	$0.89	$0.31
September 30, 2009	$1.91	$0.55
December 31, 2009	$1.76	$0.85

Holders of Common Stock

As of May 12, 2011, we had approximately three hundred ten (310) holders of record of our common stock and several other stockholders hold shares in street name.  In many instances, a record holder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2007 Stock Incentive Plan (the “Stock Incentive Plan”) on August 3, 2007.  The Board approved an amendment of the Stock Incentive Plan and shareholder approval of the amended Stock Incentive Plan that increased the number of shares of common stock issuable under the Stock Incentive Plan from 10,000,000 to 20,000,000 was received at the 2009 annual shareholder meeting.  Grants of 5,120,000 options have been made under the Stock Incentive Plan and remain outstanding as of December 31, 2010.  As of December 31, 2010, 14,880,000 shares remain available under the Stock Incentive Plan for future equity grants.

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

The following table sets forth certain information regarding the Stock Incentive Plan as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	5,120,000	$0.98	14,880,000
Equity compensation plans not approved by stockholders 1	-	-	-
Total	5,120,000	$0.98	14,880,000

1	The Stock Incentive Plan, as amended, was approved by our board of directors and shareholders in 2009 and authorizes us to grant up to 20,000,000 shares under its terms and conditions.

Recent Issuances of Unregistered Securities

During the reporting period, we sold 30,000 units (the “Units”) to a single non-U.S. person (the “Investor”), as that term in defined in Regulation S promulgated under the Securities Act, at a purchase price of $0.65 per Unit (the “Unit Price”).  The aggregate purchase price we received from the sale of these Units was $19,500.  Each unit is comprised of one (1) share of common stock, par value $0.001, and one (1) common stock purchase warrant (the “Warrant”) to purchase one (1) share of our common stock, exercisable commencing six months from the issuance date and terminating one year from the issuance date.  The exercise price for the Warrant is priced at $0.80 per share.  As a result, we sold to the Investor a total of 30,000 shares of common stock and warrants to purchase 30,000 shares of common stock.  The Units were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to the Investor.

Subsequent to the reporting period and pursuant to the terms of that certain Mineral Rights Option Agreement  (the “Option Agreement”) entered into with Temasek Investments Inc. (“Temasek”) on January 25, 2010 relating to an expansion of our property interests in Peru, we issued to Temasek a total of 1,000,000 shares of our common stock as part of the consideration required to exercise the initial thirty-three percent option to acquire the mineral rights underlying the property that is the subject of the Option Agreement.  These shares were issued pursuant to Section 4(2) of the Securities Act and Regulation S promulgated thereunder. We did not engage in any general solicitation or advertising. The stock certificate was issued with the appropriate legends affixed to the restricted stock.

Subsequent to the reporting period, we entered into a Subscription Agreement (the “Subscription Agreement”) with 24 accredited investors that are U.S. Persons and 11 non-U.S. persons (collectively, the “Investors”), pursuant to which we sold to the Investors an aggregate of 6,410,000 units (the “Units”) at a purchase price of $0.10 per Unit (the “Unit Price”) in an second closing of a private placement (the “Private Placement”).  The aggregate purchase price we received from the sale of these Units was $641,000.  Each unit is comprised of one (1) share of common stock, par value $0.001, and one (1) common stock purchase warrant (the “Warrant”) to purchase one (1) share of our common stock, exercisable commencing on the date of issuance and terminating eight (8) months from the closing date of issuance.  The exercise price for the Warrant is priced at $0.10 per share.  As a result, we sold in the initial closing of the Private Placement a total of 6,410,000 shares of common stock and warrants to purchase 6,410,000 shares of common stock.

The Units were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to the any of the Investors.

 The Units offered and sold in connection with the initial closing of this Private Placement were in reliance on the following exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”): (a) in the case of U.S. persons, Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder, and (b) in the case of non-U.S. persons, Regulation S promulgated under the Securities Act.  In connection with this Private Placement, we relied on each of the Investors’ written representations.  With respect to the Units sold to U.S. persons, sales were made only to persons who represented that they were “accredited investors” as that term is defined in Rule 501(a) under the Securities Act.   With respect to the securities sold to non-U.S. persons, sales were made to persons who represented that they were not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act.  Each Investor represented that they were acquiring the Units for investment only and not with a view toward resale or distribution. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to each Investor.  Each Investor was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these Units by any form of general solicitation or general advertising.

ITEM 6.Selected Financial Data.

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

Recent Developments for the Company

Overview

We were incorporated in the state of Nevada under the name Crafty Admiral Enterprises, Ltd. on March 6, 2000.  Our original business plan was to sell classic auto parts to classic auto owners worldwide through an Internet site and online store; however, we were unsuccessful in implementing the online store and were unable to afford the cost of purchasing, warehousing and shipping the initial inventory required to get the business started.  As a result, we ceased operations in approximately July 2002.

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

In November 2007, we reorganized our operations and changed our name to “Constitution Mining Corp.” to better reflect our current focus which is the acquisition, exploration, and potential development of mining properties.  Since November 2007, we have entered into agreements to secure options to acquire the mineral and mining rights underlying properties located in the Salta and Mendoza provinces of Argentina (the “Argentinean Properties”) and in northeastern Peru.  In 2009, we determined that it was in our best interest to dispose of our interests in the Argentinean Properties and we are now pursuing exploration and development exclusively of our properties in Peru.

On October 21, 2009, we completed a reincorporation merger from the State of Nevada to the State of Delaware.

On February 24, 2011, we filed a Certificate of Ownership and Merger with the Secretary of State of Delaware to effectuate a merger whereby we merged with our wholly-owned subsidiary, Goldsands Development Company, through a parent/subsidiary merger, with us as the surviving corporation.  This merger, which became effective at 11:59 p.m. on March 31, 2011 (the “Effective Time”), pursuant to Section 253 of the General Corporation Law of Delaware.  Shareholder approval for this merger was not required under Section 253 of the General Corporation Law of Delaware.  Upon the Effective Time of this merger, our name was changed to “Goldsands Development Company”.  We decided to change our corporate name in order to reflect management’s decision during the first quarter of 2011 to expand our business plan in order to pursue opportunities to consult on development projects in the same approximate geographical area as our property interests in Peru.  As a result of our operations in Peru, we have gained significant experience and knowledge as to the local processes and procedures in planning to engage in development projects in Peru and we intend to leverage and market this expertise to other companies seeking to engage in development projects in Peru.  It is our belief that changing our corporate name will minimize public perception in marketing this expertise that we are strictly a company engaged in mineral exploration.

On January 18, 2011, we engaged  Swiss Mining to carry out a test mining operation on the MIKA 2 Concession.  The area encompassing the MIKA 2 Concession is the 2.5 square kilometer grid that was the subject of the our Phase II drilling campaign.  Swiss Mining will be responsible and liable for all work, services, labor, materials, equipment, supplies and other related costs necessary to implement the test mining operation. The test mining operation commenced at the end of March 2011 and we anticipate it will continue for a duration of six months. Under the terms of our agreement, we have the right to monitor, at our own expense, all activities performed by Swiss Mining or its subcontractors including, but not be limited to, the right to make site inspections at any time, to bring experts and consultants onsite to examine or evaluate work in progress or completed work, to examine the books, ledgers, documents, papers, and records pertinent to this agreement and to observe personnel in every phase of their performance of the related work.

For the Years Ended December 31, 2010 and 2009

Revenues

We have not generated any revenues from operations since our inception. Subsequent to the year end on March 28, 2011, we commenced a test mining operation on the MIKA 2 Concession.  We engaged Swiss Mining to carry out this test mining operation.  The parties have agreed to an allocation of revenues, if any, from the sale or other disposition of ores, concentrates or minerals produced from the MIKA 2 concession (“Net Returns”) equal to thirty percent (30%) to us and seventy percent (70%) to Swiss Mining until the agreed upon costs of US $425,000 are fully covered. Thereafter, any Net Returns beyond this cost recovery shall be divided equally between Swiss Mining and us on a 50/50 basis.  Due to the commencement and progress of the test mining operation, we anticipate that we will generate some revenue in the second quarter of 2011 attributable to the production and sale of gold from this test mining operation.

Operating Expenses

We incurred operating expenses in the amount of $27,521,739 for the year ended December 31, 2010, as compared to operating expenses of $14,743,959 for the year ended December 31, 2009.  The substantial increase in our operating expenses for the year ended December 31, 2010, as compared to the year ended December 31, 2009, is primarily attributable to a significant write down of mineral property acquisition costs and increased interest expense incurred during the reporting period.

We recorded the write down of mineral property acquisition costs in the amount of $18,272,629 for the year ended December 31, 2010, as compared to write down of mineral property acquisition costs of $4,339,330 for the year ended December 31, 2009.  During the year ended December 31, 2010, we recorded a provision for write-down of mineral property costs of $18,272,629 related to the Seabridge Gold Claims, the Saramiriza Properties and the Peru Property.  We are actively exploring the properties located in Peru, both directly and indirectly through test mining programs with third parties, and intend to continue to explore these properties to our fullest capabilities.  However, there can be no assurance that we will be able to do so in the future due to the change in business climate and other legal factors.  Consequently, we recorded a provision for write-down of mineral property costs resulting in a carrying value of $0.  The write down of mineral property acquisition costs during the year ended December 31, 2009 related to our decision to dispose of our interest to acquire the mineral rights to certain properties located in Argentina.

We accrued interest expense of $2,100,829 for the year ended December 31, 2010, as compared to interest expense of $38,802 during the year ended December 31, 2009.  This significant increase in interest during the reporting period was primarily attributable to interest accrued at the rate of 12% per annum on a $7,000,000 convertible promissory note (“Convertible Promissory Note”) issued to Temasek Investment Inc. (“Temasek”) in April 2010 as part of the consideration required for our acquisition of 100% of the mining and mineral rights underlying the Peru Property.  Subsequent to the reporting period in January 2011, an aggregate of $7,578,950 in debt, including $6,300,000 of the initial principal balance evidenced by the Convertible Promissory Note, was extinguished in exchange for the issuance of units (the “Units”) consisting of one (1) share of our common stock, par value $0.001 per share (“Common Stock”) and one (1) warrant to purchase one (1) share of our Common Stock using the conversion price of $0.10 per Unit.  As a result of this exchange of debt for equity, we anticipate that we will incur reduced interest expenditures during 2011.

We incurred exploration costs of $1,663,096 for the year ended December 31, 2010, and exploration costs of $2,810,496 during the year ended December 31, 2009.  Exploration costs incurred during the year ended December 31, 2010 related to the implementation of the 26-hole Phase I exploratory drill program and 100-hole Phase II  exploratory drill program on the Peru Property, whereas exploration costs incurred during the year ended December 31, 2009 related to the initial phases of our exploration programs on the Peru Property.   The decrease in exploration costs resulted from our focus on the drill program combined with limited financial resources available in the reporting period to fund exploration in 2010.

We incurred professional fees of $740,162 for the year ended December 31, 2010, compared to professional fees of $986,356 for the year ended December 31, 2009.  Professional fees, which primarily include legal and accounting expenses, declined due to a reduction in the number of independent professionals we utilized in 2010.

We reported stock-based compensation of $3,572,749 for the year ended December 31, 2010, compared to $4,461,838 for the year ended December 31, 2009.  This decrease is attributable to a decrease in the number of stock options issued to employees and non-employees during the year ended December 31, 2010.  We reported management fees of $379,968 for the year ended December 31, 2010, compared to $291,367 for the year ended December 31, 2009.  The increase in management fees is attributable to a increase in the number of management personnel and an increase in rates paid to management.

We incurred investor relations expenses of $406,338 for the year ended December 31, 2010, compared to $1,326,379 for the year ended December 31, 2009.  This decrease in investor relations costs during the year ended December 31, 2010, as compared to the prior year, is attributable to the elimination of high cost investor relations programs in 2010.

Other Items

We received other income of $228,158 during the year ended December 31, 2010, as compared to other income of $162,945 for the year ended December 31, 2009.  The increase in other income is attributable to a recovery of write-down of mineral property costs of $210,070 during 2010.  During the year ended December 31, 2009, we executed a termination agreement and settled the required payments on the Cerro Amarillo property during the year ended December 31, 2010.    As a result, we recorded a recovery for provision for write-down of mineral property costs.

 During the year ended December 31, 2009, our provision for potential legal claims was $135,000, as compared to December 31, 2008, where potential legal claims of $(200,000) related to a legal proceeding disclosed in our prior annual report on Form 10-K.  The change in provision for legal claims for the year ended December 31, 2009, as compared to December 31, 2008, is attributable to us entering into a settlement agreement of potential legal claims during 2009 in an amount which was $135,000 less than the provision amount for potential legal claims of $200,000 which we recorded in 2008.  During the year ended December 31, 2010, we recorded no provision for potential legal claims, as compared to December 31, 2009 where potential legal claims of $135,000 related to us entering into a settlement agreement of potential legal claims during 2009 in an amount which was $135,000 less than the provision amount for potential legal claims of $200,000 which we recorded in 2008.

We reported foreign exchange income of $18,088 for the year ended December 31, 2010, as compared to $27,941 for the prior year.   The exchange income results from the translation of monetary assets and liabilities denominated in foreign currencies.   A decrease in foreign currency denominated monetary assets and liabilities in  2010 resulted in the decrease exchange income in 2010.

Net Loss

As a result of the above, for the year ended December 31, 2010 we reported a net loss operating loss before income taxes of $28,007,081 and a net loss of $27,254,861 for the reporting period after offsetting a future income tax recovery of $752,220.  For the year ended December 31, 2009 we reported a net loss operating loss before incomes taxes of $14,581,014 and a net loss of $9,749,164 for the reporting period after offsetting a future income tax recovery of $4,831,850.

We had a future income tax recovery of $752,220 and $4,831,850 for the years ended December 31, 2010 and December 31, 2009 respectively as a result of  the reserves established due to our operating loss history and the tax benefits related to our mineral property costs activities.  The amount of future income tax recovery benefits has decreased for the year ended December 31, 2010 as a result of the write down of mineral property acquisition costs related to the termination of the asset purchase agreement with Seabridge Gold Corporation.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.328 and $0.152 for the years ended December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $4,181 (December 31, 2009 - $205,125) and working capital deficit of $3,165,504 (December 31, 2009 - $1,480,730).

Subsequent to the reporting period, we issued an aggregate of 75,789,500 units (the “Units”) to seventeen (17) accredited investors, that were also creditors, in exchange for these creditors converting and extinguishing an aggregate of $7,578,950 in debt owed by us using the conversion price of $0.10 per Unit. Each Unit consists of one (1) share of common stock of the Company, par value $0.001 per share (“Common Stock”) and one (1) warrant to purchase one (1) share of Common Stock of the Company (“Warrant”).  Each Warrant is exercisable for a period of eight (8) months from the date of issuance at a price of $0.10 per share.  As a result, we issued a total of 75,789,500 shares of Common Stock and Warrants to purchase 75,789,500 shares of the our Common Stock.

On June 30, 2010, we entered into a Loan Agreement (the “Loan Agreement”) with St. Lawrence Alluvial Services and Logistics Corp. (the “Lender”).  Under the terms of the Loan Agreement, the Lender agreed to loan us Three Hundred Twenty Thousand Dollars ($320,000) (the “Loan”).  We received the Loan on July 9, 2010 and agreed to repay the Loan within a maximum term of ninety (90) days from the execution of the Loan Agreement together with interest at a rate of twelve percent (12%) per year.  As of December 31, 2010, we had not repaid the Loan and were in default of the Loan Agreement.  Subsequent to the reporting period, the Lender converted all outstanding indebtedness under the Loan Agreement into Units in accordance with the debt to equity conversions described above.

During the twelve month period following the date of this report, it is unknown whether the test mining operation on the MIKA 2 concession will be successful and the extent to which we will be able to generate any revenue.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $950,900 over the next twelve months.  We anticipate spending approximately $200,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $2,400,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  We also anticipate that we may incur significant costs and expenses in connection with an SEC investigation.  We are unable, at this time, to estimate the costs and expenses we may incur or our potential liability resulting from this investigation.   If we are subject to any adverse findings, we could be required to pay damages or penalties or have other remedies imposed on us which could have a material adverse effect on our business and financial condition.  We have no insurance coverage to cover any portion of our defense cost or any amounts that we may be required to pay in connection with the resolution of this investigation.

Subsequent to the reporting period, we received gross proceeds of $2,257,000 from sales of equity securities in a private placement.  Notwithstanding the aforementioned conversions of debt to equity and proceeds received from our private equity offering, our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months even without taking into account to extent to which we may incur significant costs and expenses in connection with an SEC investigation.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We are considering a debt financing, but ultimately believe that it will not be an alternative for funding additional phases of exploration as we do not have limited tangible assets to secure any debt financing.  We presently do not have sufficient available authorized capital to make securing additional financing in the form of equity financing from the sale of our common stock a viable option.  We intend to submit a proposal to our shareholders to amend our Certificate of Incorporation for the purpose of increasing the authorized shares of our common stock, but have not done so yet and can provide no assurance that such proposal would be supporting by our shareholders.  In the absence of such financing, we will not be able to pursue our exploration program and may not be able to maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital or generate revenue from our test mining operation within the next twelve months, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  We may consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying our mineral property interests.  We have not undertaken any efforts to locate a joint venture participant.  Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests.  If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral property interests to the joint venture participant.

Cash Used in Operating Activities

Operating activities for the year ended December 31, 2010 and 2009 used cash of $2,880,100 and $5,361,659 respectively, which reflect our recurring operating losses.  Our net losses of $27,254,861 and $9,749,164 for the years ended December 31, 2010 and 2009, respectively, were the primary reasons for our negative operating cash flow in both years.  Our reporting negative operating cash flows for the year ended December 31, 2010 was offset by a write down of mineral property costs of $18,272,629, stock-based compensation of $3,572,749 and accrued interest of $2,067,264 for the reporting period.

Cash Used in Investing Activities

For the year ended December 31, 2010, we used $1,399,234 in investing activities, as compared to $1,199,790 used in investing activities during the year ended December 31, 2009.  For the year ended December 31, 2010, we purchased $71,974 in equipment, expended $327,260 in connection with the acquisition of mineral property interests and paid $1,000,000 for the acquisition of a thirty-three percent (33%) equity interest in Woodburn Investments, Inc. pursuant to the Option Agreement entered into with Temasek, as compared to the year ended December 31, 2009, in which we purchased $89,560 in equipment and expended $1,110,230 in connection with the acquisition of mineral property interests.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  Net cash flows provided by financing activities for the year ended December 31, 2010 was $4,078,390, as compared to $6,699,994 for the year ended December 31, 2009.

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

Going Concern

We have incurred net losses for the period from inception on March 6, 2000 to December 31, 2010 of $43,877,689 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Start-up Expenses

We have adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with our formation have been included in our expenses for the period from the date of inception on March 6, 2000 to December 31, 2010.

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

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

ITEM 8.        Financial Statements and Supplementary Data.

The financial statements are listed in Part IV Item 15 of this annual report on Form 10-K and are incorporated by reference in this Item 8.

ITEM 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2010, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this annual report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The conclusion of our management was based on the material weaknesses described below is Management’s Report on Internal Control Over Financial reporting.

We are in the process of considering changes in our disclosure controls and procedures and compiling a plan to remediate these material weaknesses.

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

In connection with the filing of our annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2010, our internal control over financial reporting is not effective based on those criteria because of the material weaknesses discussed below.

Financial Statement Close Process:   Internal controls over the financial statement close process were not effective and represented a material weakness in internal control over financial reporting at December 31, 2010. The primary factors contributing to this material weakness were: (i) a change in accounting personnel during the year, including the Chief Financial Officer, (ii) the Company direct and indirect subsidiaries did not maintain a sufficient complement of personnel with a level of knowledge of the Company’s accounting records and technical competence to ensure proper application of U.S. generally accepted accounting principles, and (iii) the Company did not maintain sufficient written policies and procedures, and support.

Oversight and Monitoring of Certain International Locations:   During the year end financial statement close process, we concluded that a material weakness continued to exist with regard to our accounting procedures at certain foreign subsidiaries and our corporate oversight and review of these locations as of December 31, 2010.

Lack of resources to Manage Financial Close:  As a small company, we historically have retained between one to three outside consultants to provide accounting and finance services.  As a result, we did not have a sufficient complement of personnel with the appropriate level of expertise to assist with the financial close process.

Notwithstanding the conclusion that our disclosure controls and procedures and internal control over financial reporting were not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the consolidated financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We are in the process of considering changes in our internal controls over financial reporting and compiling a plan to remediate these material weaknesses.

ITEM 9B.Other Information.

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our current director and executive officers, their ages and their present positions.

Name of Nominee	Age	Position	Director Since
Michael Stocker (4)(5)	42	President, Chief Executive Officer, Principal Executive Officer, Director	2008
Pat Gorman (1)(2)(3)	55	Director	2007
Robert Van Tassell (1)(4)(5)	75	Director	2009
Peter Wiget (2)(3)	47	Chief Financial Officer, Principal Financial Officer, Director	2010
Alois Wiget (1)(2)(3)	74	Director, Chairman	2008
Sam Storey	76	Director	2010
__________________

(1)           Member of Audit Committee
(2)           Member of Compensation Committee
(3)           Member of Nominating and Corporate Governance Committee
(4)           Member of Technical Committee
(5)           Member of Environmental, Health and Safety Committee

Michael Stocker.  Dr. Michael Stocker served as Chairman of our board of directors from October 2008 to January 2010 and has served as our Chief Executive Officer since January 2010.  Dr. Michael Stocker holds an MBA, and a PhD in Impact Analysis for Small and Medium Sized Company Development Programs from the University of Saint Gallen, Switzerland.  He also holds an MBA from the Community of European Management Schools, EVADE University, Barcelona, Spain.  Between 1992 and 1995, Dr. Stocker was responsible for the development of methodologies and the execution of impact analysis in Latin America for FUNDES International, a private organization for the sustainable development of small and medium sized companies in Latin America.  Between 1995 and 1997, he was Regional Manager of PROPEL, a private eco-efficient technologies consulting firm in Latin America, with headquarters in Bogotá, Colombia.  From 1997 to 2000, he worked as Senior Consultant for the Boston Consulting Group (BCG), in its offices in Mexico, Spain and Switzerland.  His main focus was on the development of Knowledge Management (KM) strategies, e-business, and effective financial programs for several Fortune 500 companies.  Starting October, 2000, Dr. Stocker became international e-business and KM manager for FUNDES International in Chile.  He was in charge of KM, e-business strategy, and set-up and implementation of all technology-related projects.  As leader of the Transference Unit, Michael was also responsible for the implementation of all projects outside of Latin America, including the transfer of knowledge from CFIs to PDFs.  In January, 2004, Dr. Stocker became founding manager of The Stocker Group, in Santiago, Chile, as a result of a management buy out of the FUNDES International Consulting’s e-business team.  The Stocker Group is present in 11 countries in Latin America, and works for various international clients such as ONUDI, the Swiss Government (SECO), the World Bank, USAID, IDB, FUNDES and AVINA.

Dr. Stocker founded a company that provides risk and knowledge management to international clients in Latin America.  He brings to the Board perspective on companies facing the same set of current external economic and social issues in Peru.  Moreover, Dr. Stocker’s day to day leadership and intimate knowledge of our business and operations provide the Board with company-specific experience and expertise.  These attributes led the Board to conclude, as of the time of this annual report, that he should continue to serve as a director.

Patrick Gorman.  Mr. Gorman has served as a member of our board of directors since November 2007 and previously served as Chairman of our board of directors.  Since 2000, Mr. Gorman has served as President of his private company, Resource Consultants Inc., a family owned and operated precious metals, hard-money assets brokerage firm. Mr. Gorman is the author of “The Value of Honest Money,” an investment book that offers capital preservation and wealth building strategies. Mr. Gorman also writes a newsletter outlining precious metals strategies within the context of domestic/global economic and political realities. For 18 years, he has hosted an internet-based talk radio show called “Hard Money Watch.”  Mr. Gorman is also the host to boutique-style investment conferences held in Tempe, Arizona.  Mr. Gorman has recently released a new book entitled “The Personal Responsibility Handbook: The Power of You.”

Mr. Gorman has experience running a brokerage firm specializing in precious metals and is widely respected as an expert on the markets for gold and silver.  Mr. Gorman’s leadership skills in consensus-building and executive management add an important dimension to our Board’s composition.  These attributes led the Board to conclude, as of the time of this annual report, that he should continue to serve as a director.

Robert Van Tassell.  Mr. Van Tassell has served as a member of our board of directors since April 2009.  Mr. Van Tassell has served on the board of directors of Amazon Goldsands Ltd. since December 2006.  Mr. Van Tassell has been involved in the Canadian mining industry for over fifty years.  Before retiring from full-time ventures in 1998, he spent the prior sixteen years (1982-1998) as Vice President of Exploration for the precious metals venture Goldcorp Inc., formerly known as Dickenson Mines.  Exploration teams led by Mr. Van Tassell are credited with such significant discoveries as the Husky Mine, the Minto copper deposit currently being mined by Capstone Mining, and more recently, Goldcorp’s High Grade Zone.  From 1984 through 1993, Mr. Van Tassell served as a board member of the Prospectors and Developers Association of Canada (PDAC), including as Chairman of the PDAC’s Program and Environmental Committees.  Mr. Van Tassell also served as a director of the Yukon Chamber of mines for eleven years, two of them as President.  He served four terms on the board of the Northern Resource Conferences, two of them as Chairman, and has taught introductory and advanced prospecting courses for the Chamber of Mines.  He is a Life Member of the CIM and a member of the Geological Association of Canada.

Mr. Van Tassell has been credited with leading the discovery of several mines in Canada and has served as Vice President of Exploration with a world leading mining company.  Mr. Van Tassell brings to our Board a depth of understanding as to our company’s business, history and organization and the various challenges we face in the current economic environment.  These attributes led the Board to conclude, as of the time of this annual report, that he should continue to serve as a director.

Peter Wiget.  Peter Wiget has served as our Chief Financial Officer, Principal Financial Officer, Secretary and Treasurer since July 2010 and previously served as our Chief Financial Officer from August 2008 to May 2009  .Mr. Wiget was appointed to serve as a member of the board of directors in January 2010.  Mr. Wiget serves as an Account Manager for WITRAG Management Consultants AG, a position he has held since 1989. Mr. Wiget also serves as a Director, Chief Financial Officer, and/or Chief Executive Officer of several private companies in Switzerland.

Mr. Wiget’s experience in finance and administration along with his broad network of contacts in North American and European financial markets serves the company well as it continues to grow forward and increase its financing needs.  These attributes led the Board to conclude, as of the time of this annual report, that he should continue to serve as a director.

Alois Wiget. Mr. Wiget has served as a member of our board of directors since August 2008 and has served as Chairman of our board of directors since January 2010.  Mr. Wiget has served, and continues to serve, as President and/or Chief Executive Officer for the following private companies: ICAT Consulting SA., Haustadt & Timmermann AG., Imprego AG., GIFI Finanzierungs-AG. and Vittoria Finanz AG.  Mr. Wiget is a co-owner of the consulting and accounting firm WITRAG Management Consultants SA since 1989.  Over the past 20 years, Mr. Wiget has served as an independent business consultant and tax advisor to various companies in Europe.  He is currently a senior member of the Swiss Economic Association in Zurich.

Mr. Wiget has extensive business experience in the areas of banking and accounting.  Mr. Wiget’s experience with accounting principles, financial reporting, and evaluating financial results makes him an asset to our board of directors. These attributes led the Board to conclude, as of the time of this annual report, that he should continue to serve as a director.

Sam Storey.  On October 11, 2010, the board of directors appointed Sam Storey to serve as a member of the board of directors.  Mr. Storey has served as a director of Sniper Resources Ltd., a private mineral exploration company based in Vancouver, British Columbia, since September 2006. Mr. Storey served as a director of Tone Resources Limited, a private mineral exploration company based in Vancouver, British Columbia, from May 2004 to April 2007.  Mr. Storey served as President, CEO and Chairman of the Board of COMSERV Inc. Communications Company, a private communications company based Memphis, Tennessee, from September 1995 to January 2000. Mr. Storey’s prior professional experience includes service as a Captain in the United States Navy and a commercial airline captain for Northwest Airlines.

Mr. Storey has over forty-five years of leadership and business negotiations experience from overlapping careers in the military and business sectors.  Mr. Storey, with his broad background holding senior leadership positions in the military, airline, insurance, communications and resource industries, provides experience in risk management and negotiation skills.  These attributes led the Board to conclude, as of the time of this annual report, that he should continue to serve as a director.

Family Relationships

Mr. Peter Wiget is the son of Mr. Alois Wiget.  With the exception of this relationship, there are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Audit Committee

On September 16, 2008, our board of directors unanimously resolved to create an Audit Committee and adopted an audit committee charter.  Our Audit Committee appoints our independent auditors, reviews audit reports and plans, accounting policies, financial statements, internal controls, audit fees, and certain other expenses and oversees our accounting and financial reporting process.  Specific responsibilities include selecting, hiring and terminating our independent auditors; evaluating the qualifications, independence and performance of our independent auditors; approving the audit and non-audit services to be performed by our auditors; reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies; overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; reviewing any earnings announcements and other public announcements regarding our results of operations, in conjunction with management and our public auditors.

The Audit Committee is comprised of three Directors.  The Audit Committee held four meetings during the year-ended December 31, 2010.  The members of our Audit Committee are Patrick C. Gorman, Robert Van Tassell and Alois Wiget.  Mr. Wiget was the Chairman of the Audit Committee during the fiscal year ended December 31, 2010.  Our board of directors determined that Mr. Wiget qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission, but is not considered independent because his son currently serves as our Chief Financial Officer.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must be approved in advance by the Audit Committee to assure that such services do not impair the accountants’ independence.  The Audit Committee may delegate authority to pre-approve audit and non-audit services to any member of the Audit Committee, but may not delegate such authority to management.

For the fiscal year ended December 31, 2010, the Audit Committee:

•	reviewed and discussed with management our audited consolidated financial statements for the fiscal year ended December 31, 2010;

•
discussed with James Stafford, Inc., Chartered Accountants, our independent registered public accounting firm for fiscal year 2010, the matters the Audit Committee is required to discuss pursuant to Statement on Auditing Standards No. 61 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements; and

•
received the written disclosures and the letter from James Stafford, Inc., Chartered Accountants required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with James Stafford, Inc., Chartered Accountants any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the board of directors that our audited consolidated financial statements for the fiscal year ended December 31, 2010 be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings.  To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the following exceptions: Mr. Alois Wiget failed to file a Form 4 reporting one transaction in a timely fashion.

Code of Ethics and Conduct

Our board of directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors.  Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards.  The Code of Ethics and Conduct is available on the Investor Relations page of our website at http://www.goldsandsco.com. and the Code of Ethics and Conduct has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 11.   Executive Compensation.

The table below sets forth all cash compensation paid or proposed to be paid by us to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to us during fiscal years 2010 and 2009.

Summary Compensation Table
As of December 31, 2010

Name (a)	Year	Salary ($) (1)	Bonus ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Michael Stocker President and CEO (4)	2010 2009	- -	- -	932,436 188,025	240,000 90,000	1,172,436 278,025

Peter Wiget CFO (5)	2010 2009	- -	- -	103,604 -	15,968 3,857	119,572 3,857

Kenneth Phillippe Former CFO (6)	2010 2009	- -	- -	- 156,688	27,000 24,000	27,000 180,688

Gary Artmont Former CEO and President, Vice President of Exploration (7)	2010 2009	- -	- -	259,010 62,675	30,000 33,535	289,010 96,210
_______

(1)       Executive officers did not receive any salary during the fiscal years ended December 31, 2010 or 2009.
(2)       The amounts in the table reflect the grant date fair value of options and stock awards to the named executive officer in accordance with Accounting Standards Codification Topic 718.  The ultimate values of the options and stock awards to the executives generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, that an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.  See the “Outstanding Equity Awards at Fiscal Year-End” table below for information regarding all outstanding awards.
(3)       The amounts listed under the Column entitled “All Other Compensation” in the “Summary Compensation Table” related to consulting fees earned during the period reported.
(4)       Dr. Michael Stocker was appointed to serve as our Chief Executive Officer, Principal Executive Officer and President on January 13, 2010.  Compensation reported for Dr. Stocker during the year ended December 31, 2009 was not paid in connection with his service as an executive officer.
(5)        Mr. Peter Wiget served as our Chief Financial Officer, Secretary, and Treasurer from August 2008 to May 2009 and was appointed to serve in these same positions in July 2010.
(6)        Mr. Phillippe served  as our Chief Financial Officer, Principal Financial Officer, Secretary and Treasurer from May 2009 until his resignation in July 2010.
(7)        Mr. Artmont served as our President, Chief Executive Officer and Principal Executive Officer from September 2009 until his resignation in January 2010 and served as a director from September 2007 until his resignation in October 2010.

Compensation Components.

Base Salary.  At this time, we do not compensate our executive officers by the payment of base salaries.  We do pay our executive officers consulting fees which is described in more detail below.

Bonuses.  At this time, we do not compensate our executive officers by the payment of bonus compensation.

Stock Options.  Stock option awards are determined by the Compensation Committee based on numerous factors, some of which include responsibilities incumbent with the role of each executive to the Company and tenure with the Company.

At no time during the last fiscal year was any outstanding option repriced or otherwise modified.  There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Other.  At this time, we have no profit sharing plan in place.

Consulting Fees.  We pay our executive officers consulting fees for services rendered.

•
During 2010, Dr. Stocker received $240,000  in compensation for his service as our President and CEO.  During 2010, we paid consulting fees to Stocker International Inc., a company under the control of Dr. Stocker.  The fees paid to Stocker International Inc. are described in this Annual Report under the heading “Transactions With Related Persons.”  On January 29, 2010 (the “Effective Date”), we entered into a Consulting Agreement (the “Consulting Agreements”) with Michael Stocker, our Chief Executive Officer.  The Consulting Agreements supersedes and replace all prior compensatory agreements, understandings and commitments that previously existed between us and Dr. Stocker.  The Consulting Agreement commenced as of the Effective Date and continues for a period of two years; provided, however, that the term shall be extended for an additional one-year period on each anniversary of the Effective Date of the Consulting Agreement, unless either party notifies the other in writing at least thirty days prior to such anniversary.  The Consulting Agreement may be terminated for any reason upon thirty days written notice.  If the Consulting Agreement is terminated, other than for a violation of the Consulting Agreement or a related federal or state law or regulation, Dr. Stocker is entitled to compensation until the expiration of the notice period.  If Dr. Stocker violates the Consulting Agreement or a related federal or state law or regulation, we may terminate the Consulting Agreement immediately, without notice, and without further payment of compensation to Dr. Stocker.    Dr. Stocker is subject to a covenant not to compete during the term of the Consulting Agreement and for twelve months thereafter.  In exchange for services rendered which include providing us with leadership, Dr. Stocker is entitled to receive $20,000 on a monthly basis as compensation.

•
During 2010, we did not directly compensate Mr. Wiget  for his service as our CFO.  Mr. Wiget received a fee of $3,000 for each month of service as our CFO during 2010 indirectly through compensation paid to Witrag Management Consultants SA, a company under his control.  We did not enter into a written consulting or other compensatory agreement with Mr. Wiget relating to the compensation or consulting fees paid to him in connection with his service as an executive officer of the Company.

•	During 2010, Mr. Phillippe received $3,000 in January 2010 and $4,000 on a monthly basis from February 2010 thru July 2010 for his service as our CFO.

•	During 2010, Mr. Artmont was paid a monthly consulting fee of $10,000 from January 2010 thru March 2010.

The following table presents information concerning the outstanding equity awards for the Named Executive Officers as of December 31, 2010:

Outstanding Equity Awards
Fiscal Year-Ended December 31, 2010

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Michael Stocker CEO	1,200,000 300,000 900,000	0 0 0	- - -	$1.05 $0.70 $1.10	11/10/2018 5/20/2019 1/22/2020

Peter Wiget CFO	125,000 100,000	0 0	- -	$1.05 $1.10	11/10/2018 1/22/2020

Kenneth Phillippe Former CFO (1)	-	-	-	-	-

Gary Artmont (2) Former CEO and President, Vice President of Exploration	100,000 125,000	- -	- -	$0.70 $1.10	5/20/2019 1/22/2020

(1)  Mr. Phillippe resigned as our Chief Financial Officer, Principal Financial Officer, Secretary and Treasurer in July 2010.  All outstanding equity awards granted to Mr. Phillippe were terminated as of December 31, 2010 as a result of his resignation as an executive officer and director.

(2) Mr. Artmont served as our President, Chief Executive Officer and Principal Executive Officer from September 2009 until his resignation in January 2010 and served as a director from September 2007 until his resignation in October 2010. All vested equity awards granted to Mr. Artmont were outstanding as of December 31, 2010, but were terminated subsequent to December 31, 2010 as a result of his resignation as an executive officer and director.

Stock Option Plans

The 2007 Stock Incentive Plan (the “Stock Incentive Plan”) was initially adopted by the board of directors on August 3, 2007.  The Board, with shareholder approval, amended the Stock Incentive Plan to increase the number of shares of common stock issuable under the Plan from 10,000,000 shares to 20,000,000 shares.  Grants of 5,120,000 options have been made under the Stock Incentive Plan to date.

The Stock Incentive Plan authorize us to grant (i) to the key employees incentive stock options to purchase shares of common stock and non-qualified stock options to purchase shares of common stock and restricted stock awards, and (ii) to non-employee directors and consultants’ non-qualified stock options and restricted stock.  Our Compensation Committee administers the Stock Incentive Plan by making recommendations to the board or determinations regarding the persons to whom options or restricted stock should be granted and the amount, terms, conditions and restrictions of the awards.

Incentive stock options granted under the Stock Incentive Plan must have an exercise price at least equal to 100% of the fair market value of the common stock as of the date of grant.  Incentive stock options granted to any person who owns, immediately after the grant, stock possessing more than 10% of the combined voting power of all classes of our stock, or of any parent or subsidiary corporation, must have an exercise price at least equal to 110% of the fair market value of the common stock on the date of grant. Non-statutory stock options may have exercise prices as determined by our Compensation Committee.

The Compensation Committee is also authorized to grant restricted stock awards under Stock Incentive Plan.  A restricted stock award is a grant of shares of the common stock that is subject to restrictions on transferability, risk of forfeiture and other restrictions and that may be forfeited in the event of certain terminations of employment or service prior to the end of a restricted period specified by the Compensation Committee.

Equity Compensation Plan Information
As of Fiscal Year End December 31, 2010

The following table sets forth information as of December 31, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	5,120,000	$0.98	14,880,000
Equity compensation plans not approved by security holders (1)	-	-	-
Total	5,120,000	$0.98	14,880,000
______

1  The Stock Incentive Plan, as amended, was approved by our board of directors and shareholders and authorizes us to grant up to 20,000,000 shares under its terms and conditions.

The following paragraphs provide a summary of the principal features of the Stock Incentive Plan and its operation.

Objectives.  The purpose of the Stock Incentive Plan is to advance our interests by encouraging those eligible to participate in the Stock Incentive Plan to acquire our shares, thereby increasing their proprietary interest in the Company so as to encourage them to remain associated with us, and to furnish them with additional incentive in their efforts on our behalf in the conduct of their affairs.

Oversight.  Authority to control and manage the operation and administration of the Stock Incentive Plan is vested in a committee (the “Committee”) consisting of two or more of our members of the board of directors who are non-employees and “outside directors” (within the meaning of Section 162(m) of the Internal Revenue Code).  Members of the Committee are appointed by the board of the directors.

Eligibility.  Any person who is an officer, a director, an employee or a consultant is eligible to participate in the Stock Incentive Plan.  The number of stock options and restricted stock awards that an employee, director, or consultant may receive under our Stock Incentive Plan is in the discretion of the Committee and therefore cannot be determined in advance.  To date, only stock options have been granted under the Stock Incentive Plan.

The following table sets forth (a) the aggregate number of shares subject to options granted under the Stock Incentive Plan during the year-ended December 31, 2010 to persons who served as either an executive officer or director and (b) the average per share exercise price of such options.

Stock Option Grants

Name of Individual or Group	Number of Options Granted (1)	Average per Share Exercise Price
Patrick C. Gorman	100,000	$1.10
Alois Wiget	600,000	$1.10
Michael Stocker	900,000	$1.10
Robert Van Tassell	100,000	$1.10
Peter Wiget	100,000	$1.10
Sam Storey	0	-
        _____________
(1)
Excludes options granted during the year ended December 31, 2010 to Messrs. Artmont and Phillippe, which have either expired or were forfeited during the fiscal year as a result of their resignation as an executive officer and/or director.

Please see our “Compensation Tables” above for more information about option grants.

Types of Grants

Awards under the Stock Incentive Plan may be in the form of shares of common stock, including unrestricted shares of common stock; options to purchase shares of common stock; stock appreciation rights or similar rights with a fixed or variable price related to the fair market value of the shares of common stock and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions; any other security with the value derived from the value of the shares of common stock, such as restricted stock and restricted stock units; deferred stock units; dividend equivalent rights; or any combination of the foregoing.

Stock Option Awards.  The exercise price of any option shall be determined at the time the option is granted by the Committee.  However, the exercise price may generally not be less than one hundred percent of the fair market value of the shares of common stock on the date of the grant.  Each option expires on the date determined by the Committee, but not later than ten years after the grant date.  The Committee may determine in its discretion whether any option shall be subject to vesting and the terms and conditions of any such vesting.  The Stock Incentive Plan also provides for the immediate vesting of options, as well as authorizes the Committee to cancel outstanding options or to make adjustments to the transfer restrictions on those options in the event of certain changes in corporate control of the company.  Awards, including options, made under the Stock Incentive Plan are not assignable.  Options may be exercised only by delivery to us of a stock option exercise agreement, together with payment in full of the exercise price for the number of shares being purchased.

Grants of Other Incentive Awards.  The Stock Incentive Plan also authorizes us to grant other incentive awards of the nature described in “Stock Incentive Plan--Types of Grants.”  These other incentive awards may be made to any person who is an officer, a director, an employee or a consultant of the Company.  Restricted stock awards may be subject to restrictions on transfer, rights of first refusal, repurchase provisions, forfeiture provisions, and other terms and conditions, as determined by the Committee.  Other incentive awards that the Committee may grant under the Stock Incentive Plan, with the exception of grants of unrestricted common stock, are also subject to any restrictions and conditions imposed by the Committee.

Shares Available.  A maximum of 20,000,000 shares are available for issuance under the Stock Incentive Plan, all of which may be granted as Incentive Stock Options.  Shares subject to awards that lapse become available again for award under the Stock Incentive Plan.  An individual may not be granted options and/or stock appreciation rights for more than 5,000,000 shares in any one calendar year.  Further, an individual may not be granted any other awards covering more than 5,000,000 shares in any one calendar year.

Adjustments Upon Change in Capitalization.  The number of shares covered by each outstanding award, and the number of shares which have been authorized for issuance under the Stock Incentive Plan but as to which no awards have yet been granted or which have been returned to the Stock Incentive Plan, the exercise or purchase price of each such outstanding award, as well as any other terms that the Committee determines require adjustment shall be proportionately adjusted for (a) any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or (b) any other increase or decrease in the number of issued shares.

Amendment and Termination.  Our board of directors may from time to time amend, modify, suspend or terminate the Stock Incentive Plan; provided, however, that no such action shall impair without the grantee’s consent any award theretofore granted under the Stock Incentive Plan or be made without shareholder approval where such approval would be required as a condition of compliance with the Code or other applicable laws or regulatory requirements.  Unless sooner terminated by the board of directors, the Stock Incentive Plan will terminate ten years after the date the Plan amendment date of March 3, 2009.

Compensation of Directors for Year Ended December 31, 2010

Set forth below is a summary of the compensation paid to each person that served as a director that was not an executive officer or employee in fiscal 2010.  The following table does not include Dr. Michael Stocker, Mr. Peter Wiget and Mr. Gary Artmont who each served as executive officers, as well as directors, during part of 2010 and who did not receive compensation for service on our board of directors in 2010.  The compensation arrangements for Dr. Michael Stocker, Mr. Peter Wiget and Mr. Gary Artmont are discussed above.

We have no standard arrangement in place to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Director Compensation

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Patrick Gorman	-	-	103,604	20,000	123,604
Hernan Zaballa (3)	-	-	-	-	-
Sam Storey (4)	-	-	-	-	-
Alois Wiget	-	-	621,624	55,000 (5)	676,624
Robert Van Tassell	-	-	103,604	-	103,604

___________
(1)
The amounts in the table reflect the grant date fair value of options and stock awards to the named directors in accordance with Accounting Standards Codification Topic 718.  The ultimate values of the options and stock awards to the executives generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, that an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.

(2)	The amounts listed under the Column entitled “All Other Compensation” in the “Summary Compensation Table” related to consulting fees earned during the period reported.

(3)	Mr. Zaballa resigned as a director on April 6, 2010.

(4)	Mr. Storey was appointed to serve as a director on October 11, 2010.

(5)	Reflects fees paid for consulting services to Vittoria Finance Limited, an entity controlled by Mr. Wiget.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 3, 2011, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group.  We have no other class of capital stock outstanding.

	Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner (1)	Shares Owned (2)	Options Exercisable Within 60 Days (3)	Percent of Class
Patrick C. Gorman	1,000,000	450,000	0.1%
Sam Storey (4)	2,317,254	2,300,000	2.5%
Robert Van Tassell	-	200,000	*
Alois Wiget (5)	719,500	1,519,500	1.2%
Peter Wiget (6)	214,500	430,000	0.4%
Michael Stocker	-	2,400,000	1.3%
All current directors and executive officers as a group (six persons)	4,251,254	7,299,500	6.1%
__________
*	Represents less than one percent of the class.

(1)	The address of these persons is c/o Pasaje Mártir Olaya 129, Oficina 1203, Centro Empresarial José Pardo Torre A, Miraflores, Lima, Perú

(2)	Except as otherwise indicated, all shares shown in the table are owned with sole voting and investment power.

(3)	This column represents shares not included in “Shares Owned” that may be acquired by the exercise of options within sixty days of the date of April 6, 2010.

(4)	Shares and Options owned are held by Mr. Storey as Trustee for Sammy M. Storey & Mary Ellen Revocable Trust 05/01/01.

(5)	Includes 350,000 shares and options to purchase 350,000 shares held by Vittoria Finance Limited and 164,500 shares and options to purchase 164,500 shares held by Witrag Management Consultants SA.

(6)       Includes 9,500 shares  held by Mr. Wiget’s spouse.

The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this Annual Report; accordingly, it includes shares of our common stock that are issuable upon the exercise of stock options exercisable within sixty days of March 3, 2011.  Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

Agreements Involving Stocker International Inc.

We retained Stocker International Inc. to provide consulting services to us in the form of a social outreach program in connection with our operations in Peru.  Michael Stocker, our Chief Executive Officer and a member of our board of directors, is the sole owner of Stocker International Inc.  On or about October 1, 2009, we entered into a consulting and services contact with Stocker International Inc. for a one year term.  Pursuant to the terms of this consulting and services contract, consultants are to be paid $200 per hour for less than a half a day of service and $1,300 per day for each day of service that exceeds a half a day of work, which is the maximum amount payable in any business day.  We can terminate the consulting and services contract upon providing to three month’s written notice to Stocker International, Inc.  For the year ended December 31, 2009, we paid Stocker International Inc. a total of $257,130 for consulting services and reimbursement of expenditures.  For the year ended December 31, 2010, we paid Stocker International Inc. a total of $210,741 for consulting services and reimbursement of expenditures.

Director Independence

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities.  As a result of this review, the Board affirmatively determined that Patrick Gorman, Sam Storey and Robert Van Tassell are “independent directors” as such term is used under defined under NASDAQ Marketplace Rule 4200(a)(15).

Our Audit Committee Charter requires that membership of the Audit Committee consists of at least three independent directors, each of whom must be independent as such term is used under defined under NASDAQ Marketplace Rule 4200(a)(15).  The Audit Committee is comprised of three Directors, including Mr. Alois Wiget who serves as Chairman of the Audit Committee during the fiscal year ended December 31, 2010.  Our board of directors determined that Mr. Wiget is not considered independent because his son currently serves as our Chief Financial Officer.

ITEM 14.    Principal Accounting Fees and Services.

Audit and Related Fees

The following table is a summary of the fees billed to us by James Stafford, Inc., Chartered Accountants for professional services for the fiscal years ended December 31, 2010 and December 31, 2009:

	Fiscal 2010 Fees	Fiscal 2009 Fees
Fee Category
Audit Fees	$16,833	$11,988
Audit-Related Fees	$14,438	$9,732
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$31,271	$21,720

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees.  Consists of fees for products and services other than the services reported above. In fiscal 2010 and 2009, these services included administrative services.

The Audit Committee’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm.  All of the fees shown above were pre-approved by the Audit Committee.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a)(1)

Index to Financial Statements

Page (s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheets - December 31, 2010 and 2009	F-2

Consolidated Statements of Loss and Comprehensive Loss for the Years Ended December 31, 2010, 2009 and 2008 and from Inception on March 6, 2000 to December 31, 2010	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from Inception on March 6, 2000 to December 31, 2010	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008 and from Inception on March 6, 2000 to December 31, 2010	F-5

Notes to Consolidated Financial Statements	F-6

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

 (c)            Financial Statements Excluded From Annual Report to Shareholders.

Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Goldsands Development Company (formerly Constitution Mining Corp.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Goldsands Development Company (formerly Constitution Mining Corp.) (An Exploration Stage Company) and subsidiaries as of 31 December 2010 and 2009, and the related consolidated statements of loss and comprehensive loss, cash flows and changes in stockholders’ equity for the years ended 31 December 2010, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goldsands Development Company and subsidiaries as of 31 December 2010 and 2009, and the results of their operations and their cash flows for the years ended 31 December 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

            /s/ James Stafford
Chartered Accountants

Vancouver, Canada

6 May 2011, except as to Note 22 which is as of 10 May 2011.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
As at 31 December

	2010	2009
	$	$
Assets

Current
Cash and cash equivalents	4,181	205,125
Amounts receivable (Note 4)	110,709	125,352
Prepaid expense	20,072	22,724

	134,962	353,201

Equipment (Note 5)	159,509	150,758

Website development cost (Note 6)	4,167	25,731

Mineral property costs (Note 7)	-	19,900,368

	298,638	20,430,058

Liabilities

Current
Accounts payable and accrued liabilities (Note 8)	1,969,623	867,027
Current portion of convertible promissory note (Note 13)	614,466	-
Loans payable (Note 14)	393,312	-
Due to related parties (Note 9)	323,065	966,904

	3,300,466	1,833,931

Convertible promissory note (Note 13)	2,566,986	-

Deferred tax liabilities (Note 15)	-	752,220

	5,867,452	2,586,151

Stockholders’ equity

Capital stock (Note 11)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 December 2010 – 88,158,118 common shares, par value $0.001
31 December 2009 – 78,055,985 common shares, par value $0.001	88,158	78,056
Share subscriptions received in advance (Note 11)	240,000	70,000
Additional paid in capital	33,448,191	25,336,424
Warrants (Note 11)	4,532,526	3,572,255
Deficit, accumulated during the exploration stage	(43,877,689)	(16,622,828)

	(5,568,814)	12,433,907

Non-controlling interest	-	5,410,000

	(5,568,814)	17,843,907

	298,638	20,430,058

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 18), Contingencies (Note 19) and Subsequent Events (Note 22)

The accompanying notes are an integral part of these consolidated financial statements.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. Dollars)

	For the period from the date of inception on 6 March 2000 to 31 December 2010 (Unaudited)	For the year ended 31 December 2010	For the year ended 31 December 2009	For the year ended 31 December 2008
	$	$	$	$

Expenses
Amortization expense (Notes 5 and 6)	359,836	84,787	74,168	40,379
Default on oil and gas deposit	25,000	-	-	-
Exploration costs (Notes 7 and 10)	5,398,553	1,663,096	2,810,496	924,961
Interest (Notes 9, 13 and 14)	2,266,156	2,100,829	38,802	-
Investor relations (Note 10)	2,501,435	406,338	1,326,379	668,992
Management fees (Note 10)	1,162,418	379,968	291,367	346,583
Office and miscellaneous	550,566	116,182	196,225	212,290
Professional fees (Note 10)	2,932,087	740,162	986,356	909,483
Rent	196,381	31,051	60,525	89,722
Stock-based compensation (Note 12)	10,693,228	3,572,749	4,461,838	2,033,607
Travel	593,384	153,948	131,862	253,688
Write-down of equipment (Note 5)	26,611	-	26,611	-
Write-down of mineral property costs (Note 7)	22,611,959	18,272,629	4,339,330	-

Net operating loss before other items	(49,317,614)	(27,521,739)	(14,743,959)	(5,479,705)

Other items
Foreign exchange income	44,375	18,088	27,941	393
Gain on sale of oil and gas property	307,115	-	-	307,115
Interest income	12,795	-	4	7,364
Provision for potential legal claims (Note 8)	(65,000)	-	135,000	(200,000)
Project management fees	60,000	-	-	60,000
Recovery of mineral property costs (Note 7)	210,070	210,070	-	-
Warrant expense (Note 11)	(713,500)	(713,500)	-	-

	(144,145)	(485,342)	162,945	174,872

Net operating loss before income taxes	(49,461,759)	(28,007,081)	(14,581,014)	(5,304,833)

Future income tax recovery (Note 15)	5,584,070	752,220	4,831,850	-

Net loss and comprehensive loss for the period	(43,877,689)	(27,254,861)	(9,749,164)	(5,304,833)

Basic and diluted loss per common share		(0.328)	(0.152)	(0.100)

Weighted average number of common shares used in per share calculations		82,979,799	64,212,477	52,812,105

The accompanying notes are an integral part of these consolidated financial statements.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 6 March 2000 to 31 December 2010 (Unaudited)	For the year ended 31 December 2010	For the year ended 31 December 2009	For the year ended 31 December 2008
	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(43,877,689)	(27,254,861)	(9,749,164)	(5,304,833)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Notes 9, 13 and 14)	2,193,789	2,067,264	-	-
Amortization (Notes 5 and 6)	359,836	84,787	74,168	40,379
Contributions to capital by related party expenses (Notes 10 and 16)	15,000	-	-	-
Future income tax recovery (Note 15)	(5,584,070)	(752,220)	(4,831,850)	-
Warrant expense (Note 11)	713,500	713,500	-	-
Common shares issued for services (Note 11)	24,199	-	-	24,199
Warrants issued for services (Notes 11 and 16)	25,252	-	-	25,252
Gain on sale of oil & gas property	(307,115)	-	-	(307,115)
Stock-based compensation (Note 12)	10,693,228	3,572,749	4,461,838	2,033,607
Write-down of mineral property costs (Note 7)	22,611,959	18,272,629	4,339,330	-
Write-down of equipment (Note 5)	26,611	-	26,611	-
Recovery of mineral property costs (Note 7)	(210,070)	(210,070)	-	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(20,072)	2,652	248,526	(221,542)
(Increase) decrease in amounts receivable (Note 4)	(76,432)	14,643	(31,075)	(56,000)
Increase (decrease) in accounts payable and accrued liabilities (Note 8)	1,696,647	1,312,666	(163,910)	485,104
Increase (decrease) in due to related parties (Note 9)	(439,972)	(703,839)	263,867	-

	(12,155,399)	(2,880,100)	(5,361,659)	(3,280,949)

Cash flows used in investing activities
Acquisition of mineral property interest (Note 7)	(887,842)	(327,260)	(360,322)	(200,260)
Business acquisition, net of cash received (Note 20)	(2,499,908)	(1,000,000)	(749,908)	(750,000)
Purchase of equipment (Note 5)	(286,564)	(71,974)	(89,560)	(125,030)
Website development costs (Note 6)	(64,693)	-	-	(64,693)
Purchase of oil and gas property	(642,006)	-	-	-

	(4,381,013)	(1,399,234)	(1,199,790)	(1,139,983)

Cash flows from financing activities
Issuance of common shares, net of share issue costs (Note 11)	7,814,443	3,163,581	3,305,602	692,309
Increase in due to related parties (Note 9)	87,304	60,000	14,925	991
Issuance of warrants (Note 11)	7,363,846	314,809	3,309,467	3,739,570
Convertible debentures	665,000	-	-	-
Loans payable (Note 14)	370,000	370,000	-	-
Share subscriptions received in advance (Note 11)	240,000	170,000	70,000	-

	16,540,593	4,078,390	6,699,994	4,432,870

Increase in cash and cash equivalents	4,181	(200,944)	138,545	11,938

Cash and cash equivalents, beginning of period	-	205,125	66,580	54,642

Cash and cash equivalents, end of period	4,181	4,181	205,125	66,580

Supplemental Disclosures with Respect of Cash Flows (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
For the years ended 31 December 2010, 2009 and 2008 (Audited), and
For the period from the date of inception on 6 March 2000 to 31 December 2010 (Unaudited)

	Number of shares issued	Share capital	Additional paid-in capital	Share subscriptions received in advance	Warrants	Deficit, accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity
		$	$	$	$	$	$	$
Balance at 6 March 2000 (inception)
Common shares issued – cash	2,000,000	2,000	1,000	-	-	-	-	3,000
Net loss for the period	-	-	-	-	-	(2,291)	-	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	-	-	(2,291)	-	709
Common shares issued – cash	5,000,000	5,000	42,000	-	-	-	-	47,000
Net loss for the year	-	-	-	-	-	(10,571)	-	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000		-	(12,862)	-	37,138
Net loss for the year	-	-	-	-	-	(12,097)	-	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	-	-	(24,959)	-	25,041
Net loss for the year	-	-	-	-	-	(11,019)	-	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	-	-	(35,978)	-	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(6,451)	-	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	-	-	(42,429)	-	7,571
2 for 1 forward split	21,000,000	21,000	(21,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(18,338)	-	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	-	-	(60,767)	-	(10,767)
Common shares issued – cash	4,000,000	4,000	76,000	-	-	-	-	80,000
Contributions to capital by related party – expenses (Notes 10 and 16)	-	-	14,400	-	-	-	-	14,400
Net loss for the year	-	-	-	-	-	(289,343)	-	(289,343)
Balance at 31 December 2006	46,000,000	46,000	98,400	-	-	(350,110)	-	(205,710)
Contributions to capital by related party – expenses (Notes 10 and 16)	-	-	600	-	-	-	-	600
Common shares issued – debt	1,145,300	1,145	21,761	-	-	-	-	22,906
Common shares issued – cash	1,437,000	1,437	501,513	-	-	-	-	502,950
Stock-based compensation	-	-	625,035	-	-	-	-	625,035
Net loss for the year	-	-	-	-	-	(1,218,721)	-	(1,218,721)

Balance at 31 December 2007	48,582,300	48,582	1,247,309	-	-	(1,568,831)	-	(272,940)
Common shares issued – mineral properties (Notes 7, 11 and 16)	3,800,000	3,800	4,166,200	-	-	-	-	4,170,000
Common shares issued – cash (Note 11)	6,016,511	6,016	4,706,272	-	-	-	-	4,712,288
Common shares issued – services (Notes 11 and 16)	70,645	71	49,380	-	-	-	-	49,451
Value assigned to warrants (Note 11)	-	-	(3,739,570)	-	3,739,570	-	-	-
Share issuance costs	-	-	(517,702)	-	237,293	-	-	(280,409)
Stock-based compensation (Note 12)	-	-	2,033,607	-	-	-	-	2,033,607
Net loss for the year	-	-	-	-	-	(5,304,833)	-	(5,304,833)

Balance at 31 December 2008	58,469,456	58,469	7,945,496	-	3,976,863	(6,873,664)	-	5,107,164
Common shares issued – mineral properties (Notes 7, 11 and 16)	2,300,000	2,300	1,676,700	-	-	-	-	1,679,000
Common shares issued – cash (Note 11)	12,786,529	12,787	6,812,536	-	-	-	-	6,825,323
Value assigned to warrants (Note 11)	-	-	(3,309,467)	-	3,309,467		-	-
Warrants expired (Note 11)	-	-	3,739,570	-	(3,739,570)	-	-	-
Agent compensation warrants expired (Note 11)	-	-	237,293	-	(237,293)	-	-	-
Share issuance costs	-	-	(473,042)	-	262,788	-	-	(210,254)
Share subscription received in advance (Note 11)	-	-	-	70,000	-	-	-	70,000
Business acquisition (Notes 7, 11, 16 and 20)	4,500,000	4,500	4,245,500	-	-	-	5,410,000	9,660,000
Stock-based compensation (Note 12)	-	-	4,461,838	-	-	-	-	4,461,838
Net loss for the year	-	-	-	-	-	(9,749,164)	-	(9,749,164)

Balance at 31 December 2009	78,055,985	78,056	25,336,424	70,000	3,572,255	(16,622,828)	5,410,000	17,843,907

The accompanying notes are an integral part of these consolidated financial statements.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
For the years ended 31 December 2010, 2009 and 2008 (Audited), and
For the period from the date of inception on 6 March 2000 to 31 December 2010 (Unaudited)

	Number of shares issued	Capital stock	Additional paid–in capital	Share subscriptions received in advance	Warrants	Deficit accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity
		$	$	$	$	$	$	$
Balance at 31 December 2009	78,055,985	78,056	25,336,424	70,000	3,572,255	(16,622,828)	5,410,000	17,843,907
Common shares issued – mineral properties (Notes 7, 11 and 16)	500,000	500	404,500	-	-	-	-	405,000
Common shares issued – cash (Note 11)	5,141,421	5,141	3,336,778	(70,000)	-	-	-	3,271,919
Value assigned to warrants (Note 11)	-	-	(314,809)	-	314,809	-	-	-
Modification of warrants (Note 11)	-	-	-	-	713,500	-	-	713,500
Warrants expired (Note 11)	-	-	24,629	-	(24,629)	-	-	-
Share issuance costs	-	-	(191,438)	-	5,413	-	-	(186,025)
Warrants exercised (Note 11)	460,712	461	370,859	-	(48,822)	-	-	322,498
Business acquisition (Notes 7, 11, 16 and 20)	4,000,000	4,000	(4,954,000)	-	-	-	(5,410,000)	(10,360,000)
Stock-based compensation (Note 12)	-	-	3,572,748	-	-	-	-	3,572,748
Beneficial conversion feature (Note 13)	-	-	5,862,500	-	-	-	-	5,862,500
Share subscriptions received in advance (Note 11)	-	-	-	240,000	-	-	-	240,000
Net loss for the year	-	-	-	-	-	(27,254,861)	-	(27,254,861)

Balance at 31 December 2010	88,158,118	88,158	33,448,191	240,000	4,532,526	(43,877,689)	-	(5,568,814)

The accompanying notes are an integral part of these consolidated financial statements.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

1.            Nature, Basis of Presentation and Continuance of Operations

Goldsands Development Company (the “Company”) was incorporated in the State of Nevada under the name “Crafty Admiral Enterprises, Ltd.” on 6 March 2000. On 9 March 2007, the Company changed their name to “Nordic Nickel Ltd.”. The Company changed their name pursuant to a parent/subsidiary merger between the Company (as Crafty Admiral Enterprises, Ltd.) and its wholly-owned non-operating subsidiary, Nordic Nickel Ltd., which was established for the purpose of giving effect to this name change. On 15 November 2007, the Company changed its name to “Constitution Mining Corp.”. The Company changed their name pursuant to a parent/subsidiary merger between the Company (as Nordic Nickel Ltd.) and its wholly-owned non-operating subsidiary, Constitution Mining Corp., which was established for the purpose of giving effect to this name change. On 21 October 2009, the Company reincorporated in the State of Delaware. On 31 March 2011, the Company changed their name pursuant to parent/subsidiary merger between the Company (as Constitution Mining Corp.) and its wholly-owned subsidiary, Goldsands Development Company, which was established for the purpose of giving effect to this name change. The Company is in the exploration stage as its operations principally involve the examination and investigation of land that may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.

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

The Company’s consolidated financial statements as at 31 December 2010 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $27,254,861 for the year ended 31 December 2010 (31 December 2009 – $9,749,164) and has working capital deficit of $3,165,504 at 31 December 2010 (31 December 2009 – $1,480,730).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2011.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

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

2.            Changes in Accounting Policies

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”.  ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASU No. 2010-11 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification”.  ASU No. 2010-02 addresses implementation issues related to the changes in ownership provisions in the Consolidation - Overall Subtopic (Subtopic 810-10) of the ASC, originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU No. 2010-02 was effective for the Company starting 1 January 2010. The Company’s adoption of ASU No. 2010-02 did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. ASU No. 2010-01 was effective for the Company starting 1 January 2010. The adoption of ASU No. 2010-01 did not have a material impact on the Company’s consolidated financial statements.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

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

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 December 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

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

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

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

Convertible debt

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash.  The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options” requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate.  The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible note using the effective interest rate method.  The new guidance was to be applied retrospectively to all periods presented upon those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

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

4.         Amounts Receivable

Amounts receivable are non-interest bearing, unsecured and have settlement dates within one year.

5.         Equipment

			Net Book Value
	Cost	Accumulated amortization	31 December 2010	31 December 2009
	$	$	$	$

Equipment	285,872	126,363	159,509	150,758

During the year ended 31 December 2010, total additions to property and equipment were $71,974 (31 December 2009 - $127,923, being $89,560 related to direct purchase and $38,363 related to acquisition of Minera Maranon S.A.C.).

During the year ended 31 December 2010, total write-down of equipment were $Nil (31 December 2009 - $26,611) (Note 16).

6.         Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	31 December 2010	31 December 2009
	$	$	$	$

Website development	64,693	60,526	4,167	25,731

During the year ended 31 December 2010, total additions to website development were $Nil (31 December 2009 - $Nil).

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

7.            Mineral Property Costs

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

The Company entered into a third amending agreement dated 8 April 2010 (the “Third Peruvian Amendment”) with Temasek.  Under the Third Peruvian Amendment, the Company may now exercise the third and fourth 25% options resulting in the acquisition of a 100% interest in the Mineral Rights by fulfilling the following conditions as set out in the Third Peruvian Amendment within 5 business days of the Third Peruvian Amendment effective date:

a.  Pay $1,000,000 (paid on 22 April 2010);
b.  Issue an additional 6,000,000 common shares (2,000,000 issued and valued at $1.18 per common share  and 4,000,000 issued and valued at $1.05 per common share (Notes 11 and 16)); and

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

c.     Issue a convertible note in the principal amount of $7,000,000 maturing on 8 April 2013, unsecured and bearing interest at a rate of 12% per annum, payable annually (the “Convertible Note”).  Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit (issued 8 April 2010) (Notes 13 and 16).

The property is subject to a 2.5% net returns royalty that the Company can reduce to 1.0% upon payment of a further $2,000,000 within 90 days of the exercise and completion of the final 25% option.

During the year ended 31 December 2010, the Company recorded a provision for write-down of mineral property costs of $17,340,369 related to the Peruvian Gold Sands (Note 16).

Expenditures related to the Peruvian Gold Sands for the year ended 31 December 2010 consist of business development and project generation of $203,949 (31 December 2009 - $4,138, 31 December 2008 - $35, cumulative - $208,122), camp costs and field supplies of $37,613 (31 December 2009 - $55,933, 31 December 2008 - $214, cumulative - $93,760), drilling of $86,634 (31 December 2009 - $182,182, 31 December 2008 - $Nil, cumulative - $268,816), mapping of  $Nil (31 December 2009 - $349, 31 December 2008 - $Nil, cumulative - $349), rental of $10,918 (31 December 2009 - $50,689, 31 December 2008 - $Nil, cumulative - $61,607), sampling of $Nil (31 December 2009 - $14,411, 31 December 2008 - $Nil, cumulative - $14,411), taxes and permitting of $121,420 (31 December 2009 - $17,999, 31 December 2008 - $23,562, cumulative - $162,981), transportation and fuel of $310,674 (31 December 2009 - $525,222, 31 December 2008 - $61,634, cumulative - $897,530), and wages, consulting and management fees of $891,888 (31 December 2009 - $1,865,972, 31 December 2008 - $156,440, cumulative - $2,914,300).

Peruvian Gold Sands – Minera Saramiriza

On 25 January 2010 (the “Effective Date”), the Company entered into an assignment agreement with Temasek (the “Minera Saramiriza Agreement”), to acquire a 100% interest in the mineral rights that are the property and title of Minera Saramiriza S.A.C (the “Saramiriza Properties”). In order for the Company to keep its interest in good standing and to exercise the option to acquire a 100% interest in the property, the Company must issue, within 30 business days from the Effective Date, 500,000 common shares of the Company (issued and valued at $0.81 per common share) to the order and direction of Temasek, which will be included in the initial 33% option payment as defined below (Notes 11 and 16).

The Company may exercise the initial 33% option by fulfilling the following conditions within 12 months of the Effective Date:

a.      Issue the initial 500,000 common shares (issued and valued at $0.81 per common share) (Notes 11 and 16);
b.      Pay $250,000 (Note 22); and
c.      Issue an additional 1,000,000 common shares (Note 22).

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

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

The property is subject to a 2.5% net returns royalty that the Company can reduce to 1.5% upon payment of a further $2,000,000 within 90 days of the exercise and completion of the final 34% option (Note 18).

During the year ended 31 December 2010, the Company recorded a provision for write-down of mineral property costs of $405,000 related to the Saramiriza Properties (Note 16).

The Company has not conducted exploration activities during the year ended 31 December 2010 on this property.

Seabridge Gold Claims

Effective 2 December 2009, the Company entered into a written Letter of Intent with Seabridge Gold Inc. (“Seabridge”) for the exclusive option to acquire a 100% interest in certain mining claims and leasehold interests in Nevada (the “Seabridge Claims”). The Company had until 15 March 2010 to conduct its due diligence (completed) and then, to proceed to enter into a more formal option agreement with Seabridge. Until then, the Letter of Intent remains binding between the parties (Note 18).

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

Upon completion of the transfer of title to the Seabridge Claims scheduled for 31 March 2010 (the “Closing Date”) or as soon as possible thereafter, the Company must:

a.  Pay $1,000,000 ($200,000 paid upon signing the Letter of Intent and $25,000 paid on 26 August 2010);
b.  Issue 1,000,000 restricted common shares of the Company;
c.  Issue a secured promissory note  in the principal amount of $1,000,000 bearing interest at 8% per annum, payable in full on or before the first anniversary of the Closing Date and secured by the Seabridge Claims; and

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

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

On 1 April 2010, the Company entered into an asset purchase agreement with Seabridge (the “Seabridge Agreement”). This Seabridge Agreement replaces the Letter of Intent. The completion was expected to close on 20 May 2010.  On 13 July 2010, the Company entered into an amending asset purchase agreement with Seabridge (the “Seabridge Amendment Agreement”) to the Seabridge Agreement dated 1 April 2010.  Pursuant to the Seabridge Amendment Agreement, the Company agreed to pay Seabridge $302,260 (paid) for Bureau of Land Management fees and to reimburse Seabridge for all costs of maintaining the mineral properties until the closing date of the Seabridge Agreement.  The transaction was scheduled to close on or before 30 September 2010.

The Company has not conducted exploration activities during the years ended 31 December 2010 and 2009 on this property.

During the year ended 31 December 2010, the Company announced that it entered into a mutual agreement to terminate with Seabridge and would allocate its resources exclusively to pursue the exploration and development of its property interests in the Peruvian Gold Sands.

During the year ended 31 December 2010, the Company recorded a provision for write-down of mineral property costs of $527,260 related to the Seabridge Gold Claims (Note 16).

Atena Gold Project

On 12 December 2007, the Company entered into an assignment agreement (the “Atena Agreement”) to acquire the right to explore and option to purchase the 3,676 hectare Atena Gold Project located in the Salta Province of Argentina.   Pursuant to the Atena Agreement, the Company was required to issue 500,000 common shares (issued and valued at $0.70 per common share) and pay $60,000 (paid). The Company could have acquired 100% of the option if it incurred a minimum of $3,740,000 in work commitment expenditures on the property and issue 7,000,000 common shares according to the following schedule (Notes 11 and 16):

a.    $240,000 in expenditures (incurred) plus a further issuance of 1,000,000 common shares (issued and valued at $1.59 per common share) on or before 15 March 2008 (Notes 11 and 16);
b.   a further $500,000 in expenditures plus a further issuance of 2,000,000 common  shares on or before 15 March 2009
      (issued and valued at $0.73 per common share) (Notes 11 and 16);

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

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

Expenditures related to the Atena Gold Project for the year ended 31 December 2010 consist of business development and project generation of $Nil (31 December 2009 - $108, 31 December 2008 - $Nil, cumulative - $108), camp costs and field supplies of $Nil (31 December 2009 - $8,800, 31 December 2008 - $48,211, cumulative - $57,011), geochemical of $Nil (31 December 2009 - $1,460, 31 December 2008 - $51,161, cumulative - $52,621), geology and engineering of $Nil (31 December 2009 - $Nil, 31 December 2008 - $8,123, cumulative - $8,123), geophysics of $Nil (31 December 2009 - $6,388, 31 December 2008 - $1,903, cumulative - $8,291), mapping $Nil (31 December 2009 - $29,260, 31 December 2008 - $Nil, cumulative - $29,260), taxes and permitting of $Nil (31 December 2009 - $8,385, 31 December 2008 - $14,909, cumulative - $23,294), transportation and fuel of $Nil (31 December 2009 - $18,156, 31 December 2008 - $94,528, cumulative - $112,684), trenching of $Nil (31 December 2009 - $9,414, 31 December 2008 - $12,725, cumulative - $22,139), and wages, consulting and management fees of $Nil (31 December 2009 - $9,265, 31 December 2008 - $114,609, cumulative - $123,874).

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

Cerro Amarillo Property

On 8 January 2008, the Company entered into an assignment agreement with  PMSA.  Under the assignment agreement,  PMSA assigned to the Company PMSA’s right to explore and option to purchase a 100% interest in Cerro Amarillo Property located in the Province of Mendoza, Argentina.  Pursuant to the terms of the assignment agreement, the Company issued 300,000 common shares (issued and valued at $0.70 per common share) and pay $10,000 (paid).  The Company could have acquired a 100% of the option if it incurred a minimum of $450,000 in work commitment expenditures on the property and issue 2,100,000 common shares according to the following schedule (Notes 11 and 16):

a.  $200,000 in expenditures plus a further issuance of 300,000 common shares on or before 8 January 2009
     (issued and valued at $0.73 per common share) (Notes 11 and 16);
b.  a further $250,000 in expenditures plus a further issuance of 600,000 common shares on or before 8 January 2010;
c.  a further issuance of 600,000 common shares on or before 8 January 2011; and
d.  a further issuance of 600,000 common shares on or before 8 January 2012.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

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
e.  Pay additional $100,000 by 1 December 2009;
f.  Pay additional $150,000 by 1 December 2010;
g.  Pay additional $200,000 by 1 December 2011;
h.  Pay additional $250,000 by 1 June 2012;
i.  Incur $50,000 in exploration expenditures on or before 1 December 2008 (incurred); and
j.  Incur additional $200,000 in exploration expenditures on or before 1 December 2009 (incurred; $125,070 included in accounts payable as at 31 December 2009).

During the year ended 31 December 2009, the Company announced that it was terminating their exploration program on the Cerro Amarillo property and would allocate its resources exclusively to pursue the exploration and development of its property interests in northeastern Peru, the Peruvian Agreement.

Expenditures related to the Cerro Amarillo Property for the year ended 31 December 2010 consist of camp costs and field supplies of $Nil (31 December 2009 - $Nil, 31 December 2008 - $7,589, cumulative - $7,589), geochemical of $Nil (31 December 2009 - $Nil, 31 December 2008 - $1,903, cumulative - $1,903), geology and engineering of $Nil (31 December 2009 - $Nil, 31 December 2008 - $345, cumulative - $345), taxes and permitting of $Nil (31 December 2009 - $Nil, 31 December 2008 - $12,973, cumulative - $12,973), transportation and fuel of $Nil (31 December 2009 - $Nil, 31 December 2008 - $35,544, cumulative -$35,544), and wages, consulting and management fees of $Nil (31 December 2009 - $Nil, 31 December 2008 - $66,576, cumulative - $66,576).

During the year ended 31 December 2009, the Company recorded a provision for write-down of mineral property costs of $734,070 related to the Cerro Amarillo property (Note 16).

During the year ended 31 December 2010, the Company settled a legal claim involving the underlying titleholder for a total consideration of $10,000 and recorded a recovery of mineral property costs of $210,070 related to the Cerro Amarillo property (Note 16).

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

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

Expenditures related to the Amira, Amira Norte and Esparta II Properties for the year ended 31 December 2010 consist of business development and project generation of $Nil (31 December 2009 - $38, 31 December 2008 - $18,125, cumulative - $18,163), camp costs and field supplies of $Nil (31 December 2009 - $Nil, 31 December 2008 - $13,065, cumulative - $13,065), geochemical of $Nil (31 December 2009 - $2,073, 31 December 2008 - $Nil, cumulative - $2,073) property assessment of $Nil (31 December 2009 - $Nil, 31 December 2008 - $6,428, cumulative - $6,428), transportation and fuel of $Nil (31 December 2009 - $203, 31 December 2008 - $74,374, cumulative - $74,577), and wages, consulting and management fees of $Nil (31 December 2009 - $51, 31 December 2008 - $99,985, cumulative - $100,036).

Included in accounts payable and accrued liabilities at 31 December 2010 is $75,000 (31 December 2009 - $75,000) related to a legal claim involving the underlying titleholder of the Amira Property (Notes 8 and 19).

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

8.        Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities at 31 December 2010 is $45,000 and $20,000 (31 December 2009 - $45,000 and $20,000) related to settlement of potential legal claims on incidents arising from the mineral property interests and the related legal fees, respectively.

Included in accounts payable and accrued liabilities at 31 December 2010 is $75,000 (31 December 2009 - $75,000) related to a legal claim involving the underlying titleholder of the Amira Property (Notes 7 and 19).

Included in accounts payable and accrued liabilities at 31 December 2010 is $27,070 (31 December 2009 - $Nil) related to a legal claim from a vendor of the Company (Notes 19 and 22).

9.         Due to Related Parties

As at 31 December 2010, the amount due to related parties consists of $323,065 (31 December 2009 - $27,304) payable to directors and former directors of the Company. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

On 13 October 2010, the Company entered into loan agreements with two directors of the Company for $20,000 cash each.  The principal balances bear interest at a rate of 10% per annum, are unsecured and have no fixed terms of repayment.  During the year ended 31 December 2010, the Company accrued interest expense of $1,000 (31 December 2009 – $Nil).  Included in due to related parties as at 31 December 2010 is principal of $40,000 (31 December 2009 – $Nil) and accrued interest of $1,000 (31 December 2009 – $Nil).

On 13 October 2010, the Company entered into loan agreements with a director and officer of the Company for $20,000 cash.  The loan is non-interest bearing, unsecured and has no fixed terms of repayment.  During the year ended 31 December 2010, the Company accrued interest expense of $Nil (31 December 2009 – $Nil).  Included in due to related parties as at 31 December 2010 is principal of $20,000 (31 December 2009 – $Nil) and accrued interest of $Nil (31 December 2009 – $Nil).

10.       Related Party Transactions

During the year ended 31 December 2010, the Company paid or accrued management and consulting fees of $379,968 (31 December 2009 - $291,366) to directors and officers of the Company and companies controlled by directors and officer.

During the year ended 31 December 2010, the Company paid or accrued professional fees and mineral exploration expenditures of $210,741 (31 December 2009 - $105,317) to an officer and a company controlled by the officer of the Company.

During the year ended 31 December 2010, the Company paid or accrued investor relation expenses of $13,188 (31 December 2009 - $Nil) to an officer of the Company.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

During the year ended 31 December 2010, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (31 December 2009 - $Nil, cumulative - $12,000) and $Nil (31 December 2009 - $Nil, cumulative - $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 16).

11.       Capital Stock

Authorized

The total authorized capital consists of:

•	300,000,000 of common shares with par value of $0.001
•	50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

As at 31 December 2010, the total issued and outstanding capital stock is 88,158,118 common shares with a par value of $0.001 per common share.

On 29 September 2010, the Company issued 5,141,421 units at a price of $0.65 per unit for total proceeds of $3,155,892, net of issue cost of $186,025. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.80 up to 29 September 2011 (extended to 29 September 2012) commencing 29 March 2011. As at 31 December 2010, all share purchase warrants in this series remain outstanding.

On 29 September 2010, the Company issued 208,676 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.80 up to 29 September 2011 (extended to 29 September 2012), commencing 29 March 2011. As at 31 December 2010, all share purchase warrants in this series remain outstanding (Note 16).

On 3 August 2010, the Company issued 15,000 common shares at a price of $0.70 per share for total proceeds of $10,500 upon the exercise of previously outstanding share purchase warrants.

On 7 June 2010, the Company issued 54,285 common shares at a price of $0.70 per share for total proceeds of $37,999 upon the exercise of previously outstanding share purchase warrants.

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

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

On 16 March 2010, the Company issued 391,427 common shares at a price of $0.70 per share for total proceeds of $273,999 upon the exercise of previously outstanding share purchase warrants.

On 1 December 2009, the Company issued 7,533,462 units at a price of $0.65 per unit for total proceeds of $4,686,496, net of issue costs of $210,254. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $1.00 up to 1 December 2010 (extended to 1 December 2011), commencing 1 June 2010. As at 31 December 2010, all share purchase warrants in this series remain outstanding.

On 1 December 2009, the Company issued 315,775 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.00 up to 1 December 2010 (extended to 1 December 2011), commencing 1 June 2010 (Note 16). As at 31 December 2010, all share purchase warrants in this series remain outstanding.

On 2 November 2009, the Company issued 2,500,000 common shares valued at $1.18 per common share pursuant to the Peruvian Agreement (Notes 7 and 16).

On 2 September 2009, the Company issued 923,428 units at a price of $0.35 per unit for total proceeds of $323,200. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 2 September 2011 (extended to 2 September 2012), commencing 2 March 2010. As at 31 December 2010, all share purchase warrants in this series remain outstanding.

On 14 August 2009, a total of 5,007,300 previously outstanding share purchase warrants expired.

On 14 August 2009, a total of 350,511 previously outstanding agent compensation warrants expired.

On 9 July 2009, the Company issued 4,129,639 units at a price of $0.35 per unit for total proceeds of $1,445,373. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 9 July 2011 (extended to 9 July 2012), commencing 9 January 2010. As at 31 December 2010, 3,668,927 share purchase warrants in this series remain outstanding.

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

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

On 17 April 2009, the Company issued 200,000 units at a price of $0.80 per unit for proceeds of $160,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.70 up to 17 April 2010, commencing 17 October 2009.  As at 31 December 2010, none of the share purchase warrants in this series remain outstanding.

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

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 December 2010:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Agent compensation warrants	1.00	315,775	0.92
Warrants	1.00	7,533,462	0.92
Warrants	0.70	3,668,927	1.52
Warrants	0.70	923,428	1.67
Agent compensation warrants	0.80	208,676	1.75
Warrants	0.80	5,141,421	1.75

		17,791,689

The following is a summary of warrant activities during the years ended 31 December 2010 and 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2009	6,437,667	1.40

Granted	13,102,304	0.88
Exercised	-	-
Cancelled	(1,079,856)	1.40
Expired	(5,357,811)	1.40

Outstanding and exercisable at 31 December 2009	13,102,304	0.88

Weighted average fair value of warrants granted during the year		0.55

Outstanding and exercisable at 1 January 2010	13,102,304	0.88

Granted	5,350,097	0.80
Exercised	(460,712)	0.70
Cancelled	-	-
Expired	(200,000)	0.70

Outstanding and exercisable at 31 December 2010	17,791,689	0.86

Weighted average fair value of warrants granted during the year		0.03

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

The weighted average grant date fair value of warrants issued during the year ended 31 December 2010, amounted to $0.03 per warrant (31 December 2009 - $0.55). The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following weighted average assumptions:

	2010	2009

Risk free interest rate	0.27%	0.52%
Expected life	1.00 years	1.40 years
Annualized volatility	101.18%	107.96%
Expected dividends	-	-

Modification of Warrants

On 15 November 2010, the Company extended the expiration date of the 17,791,689 outstanding agent compensation warrants and share purchase warrants for one additional year.  Pursuant to accounting guidance regarding equity-based payments to non-employees, the Company evaluated the value of the warrants before and after the modification to determine the incremental change in the value of the warrants.

Issuance date	Exercise Price	Number of warrants	Original Expiration Date	Extended Expiration Date
	$

1 December 2009	1.00	7,849,237	1 December 2010	1 December 2011
9 July 2009	0.70	3,668,927	9 July 2011	9 July 2012
2 September 2009	0.70	923,428	2 September 2011	2 September 2012
29 September 2010	0.80	5,350,097	29 September 2011	29 September 2012

The fair value of the warrants as of 15 November 2010 before modification of the terms was calculated to be $267,525. The following assumptions were used to calculate the fair value of the warrants:

Risk free interest rate	0.17%
Expected life	0.46 years
Annualized volatility	155.63%
Expected dividends	-

The fair value of the warrants as of 15 November 2010, after modification of the terms, was calculated to be $981,025.  The following assumptions were used to calculate the fair value of the warrants:

Risk free interest rate	0.40%
Expected life	1.46 years
Annualized volatility	112.83%
Expected dividends	-

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

The incremental change in the value of the warrants is $981,025 less $267,525 or $713,500, which was recorded as warrant expense during the year ended 31 December 2010.

Stock Options

The following incentive stock options were outstanding at 31 December 2010:

	Exercise price	Number of options	Remaining contractual life (years)
	$

Options	1.00	390,000	7.10
Options	1.05	1,425,000	7.87
Options	0.70	1,060,000	8.39
Options	1.10	2,085,000	9.07
Options	0.72	160,000	9.52

		5,120,000

The following is a summary of stock option activities during the years ended 31 December 2010 and 2009:

	Number of options	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2009	4,835,000	1.02

Granted	5,440,000	0.70
Exercised	-	-
Cancelled	(4,200,000)	0.84

Outstanding and exercisable at 31 December 2009	6,075,000	0.85

Weighted average fair value of options granted/vested during the year		0.73

Outstanding and exercisable at 1 January 2010	6,075,000	0.85

Granted	3,300,000	1.08
Exercised	-	-
Cancelled	(4,255,000)	0.87

Outstanding and exercisable at 31 December 2010	5,120,000	0.98

Weighted average fair value of options granted/vested during the year		1.00

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

Share Subscriptions Received in Advance

Share subscriptions received in advance consists of $240,000 (31 December 2009 - $70,000) cash received by the Company for 2,400,000 common shares (31 December 2009 – 200,000) that have not yet been issued as at 31 December 2010 (Note 22).

12.          Stock-Based Compensation

During the year ended 31 December 2010, the Company granted 3,090,000 stock options to employees, directors and consultants of the Company, entitling the holders to purchase common shares of the Company for proceeds of $1.10 per common share expiring 22 January 2020, of which 2,490,000 were granted to employees and 600,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the year, estimated using Black-Scholes model, was $2,392,898.  This amount has been expensed as stock-based compensation.

During the year ended 31 December 2010, the Company granted 210,000 stock options to consultants of the Company, entitling the holders to purchase common shares of the Company for proceeds of $0.72 per common share expiring 7 July 2020.  The fair value of the portion of the options which vested in the period, estimated using Black-Scholes model, was $Nil

During the year ended 31 December 2009, the Company granted 5,440,000 stock options to employees, directors and consultants of the Company entitling the holders to purchase common shares of the Company for proceeds of $0.70 per common share expiring 20 May 2019 of which 3,240,000 were granted to employees and 2,200,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the year, estimated using Black-Scholes model, was $1,179,851.  This amount has been expensed as stock-based compensation.

A total of 4,255,000 of the previously granted outstanding stock options of the Company were cancelled during the year ended 31 December 2010 (31 December 2009 – 4,200,000) (Note 11).

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

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

13.         Convertible Promissory Note

On 8 April 2010, the Company entered into a convertible promissory note agreement (the “Convertible Promissory Note Agreement”) with Temasek valued at $7,000,000 pursuant to the Minera Maranon Agreement.  The principal balance bears interest at a rate of 12% per annum payable annually, is unsecured and all unpaid principal, together with any unpaid and accrued interest, is due and payable on the date of maturity of 8 April 2013. Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit (Notes 7, 16 and 22).

During the year ended 31 December 2010, the Company accrued interest of $2,043,952 (31 December 2009 - $Nil) of which $1,429,486 is related to the amortization of debt discount.

14.           Loans Payable

On 1 April 2010 (the “Execution Date”), the Company entered into a loan agreement (the “Loan Agreement”) with St. Lawrence Alluvial Services and Logistics Corp. for $800,000 cash bearing interest at a rate of 12% per annum.  The loan is unsecured and all unpaid principal balance, together with unpaid and accrued interest, is payable 90 days after the Execution Date.  The Company repaid the loan during the year ended 31 December 2010.

On 30 June 2010 (the “Second Execution Date”), the Company entered into a loan agreement (the “Second Loan Agreement”) with St. Lawrence Alluvial Services and Logistics Corp. for $320,000 cash bearing interest at a rate of 12% per annum.  The loan is unsecured and all unpaid principal balance, together with unpaid and accrued interest, is payable 90 days after the Second Execution Date. The Company is in the process of renegotiating the terms of the Second Loan Agreement.

On 20 September 2010 (the “Third Execution Date”), the Company entered into a loan agreement (the “Third Loan Agreement”) with Quarry Capital LLC for $50,000 cash bearing interest at a rate of 12% per annum.  The loan is unsecured and all unpaid principal balance, together with unpaid and accrued interest, is payable 90 days after the Third Execution Date. The Company is in the process of renegotiating the terms of the Third Loan Agreement.

The balance as at 31 December 2010 consists of principal and accrued interest of $370,000 (31 December 2009 - $Nil) and $23,312 (31 December 2009 - $Nil), respectively (Note 22).

15.           Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2010.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for consolidated financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

The provision for refundable federal income tax consists of the following:

	For the year ended 31 December 2010	For the year ended 31 December 2009
	$	$
Deferred tax asset attributable to:
Current operations	9,370,642	5,032,402
Amortization	(28,115)	(25,696)
Stock based compensation	(1,214,733)	(1,517,025)
Mineral property costs	5,584,070	-
Other	-	45,900
Change in valuation allowance	(12,959,644)	1,296,269

Future income tax recovery	752,220	4,831,850

The composition of the Company’s deferred tax assets as at 31 December 2010 and 31 December 2009 is as follows:

	As at 31 December 2010	As at 31 December 2009
	$	$

Net income tax operating loss carryforward	38,538,946	14,189,400

Statutory federal income tax rate	33.63%	34.05%
Effective income tax rate	0.00%	0.00%

Future income tax assets (liabilities)
Tax loss carryforward	12,959,644	4,831,850
Mineral property costs	-	(5,584,070)
Less: Valuation allowance	(12,959,644)	-

Future income tax assets (liabilities)	-	(752,220)

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2010, the Company has an unused net operating loss carryforward balance of approximately $38,538,946 that is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires between the years 2020 to 2030.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

16.        Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 31 December 2010 (Unaudited)	For the year ended 31 December 2010	For the year ended 31 December 2009	For the year ended 31 December 2008
	$	$	$	$

Cash paid during the year for interest	70,802	32,000	38,802	-
Cash paid during the year for income taxes	-	-	-	-

During the year ended 31 December 2010 the Company recorded a recovery of mineral property costs of $210,070 related to the Cerro Amarillo property (Note 7).

During the year ended 31 December 2010, the Company recorded a provision for write-down of mineral property costs of $18,272,629 related to the Seabridge Gold Claims, the Saramiriza Properties and the Peruvian Gold Sands (Note 7).

During the year ended 31 December 2010, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (31 December 2009 - $Nil, cumulative - $12,000) and $Nil (31 December 2009 - $Nil, cumulative - $3,000), respectively.  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 10).

On 29 September 2010, the Company issued 208,676 agent compensation warrants valued at $5,412 for agent services rendered (Note 11)

On 13 April 2010, the Company issued 4,000,000 common shares valued at $1.05 per common share pursuant to the Minera Maranon Agreement (Notes 7 and 11).

On 8 April 2010, the Company issued a convertible promissory note valued at $7,000,000 pursuant to the Minera Maranon Agreement. During the year ended 31 December 2010, the Company accrued $2,043,952 (31 December 2009 - $Nil) of which $1,429,486 is related to amortization of debt discount (Notes 7 and 13).

On 19 March 2010, the Company issued 500,000 common shares valued at $0.81 per common share pursuant to the Minera Saramiriza Agreement (Notes 7 and 11).

During the year ended 31 December 2009, the Company recorded a total write-down of mineral property expenditures in the amount of $4,339,330 related to the Atena, Cerro Amarillo and Amira properties (Note 7).

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

During the year ended 31 December 2009, the Company recorded a total write-down of equipment in the amount of $26,611 (Note 5).

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

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

17.          Fair Value of  Financial Instruments

A fair value hierarchy was established that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements).

The fair values of the financial instruments were determined using the following input levels and valuation techniques:

Level 1:   classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.
Level 2:   classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.
Level 3:   classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.

As at 31 December 2010, the carrying amounts of cash and cash equivalents, amounts receivables, accounts payable, amounts due to related parties and other liabilities approximated their estimated fair values because of the short maturity of these financial instruments.

The carrying amount of long-term debt and other financing was $2.56 million. The Company estimated the fair value of the beneficial conversion feature of the convertible promissory note at inception using both the quoted market price of the Company’s common shares and the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.46%, expected life of 1 year, expected volatility of 114% and expected dividends of 0%.  The fair value of the beneficial conversion feature was estimated at $5,862,500, and was recorded as a component of equity, of which $2,100,000 would be a Level 1 fair value and $3,762,500 would be a Level 2 fair value.

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations and arises primarily from the Company’s cash and cash equivalents and amounts receivable. The Company manages its credit risk relating to cash and cash equivalents by dealing only with highly-rated US financial institutions.  As at 31 December 2010, amounts receivable was comprised of Value Added Tax receivable in Peru of $103,054 (31 December 2009 - $36,917) and other receivables of $7,656 (31 December 2009 - $88,435).  As a result, credit risk is considered insignificant.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

Currency Risk

The Company is exposed to currency risk on its acquisition and exploration expenditures on its Peru properties since it has to convert US dollars raised through equity financing in US dollars to Peruvian Soles.  The Company’s expenditures will be negatively impacted if the Peruvian Soles increases versus the US dollar.

The majority of the Company’s cash flows and financial assets and liabilities are denominated in US dollars, which is the Company’s functional and reporting currency.  Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the US dollar.

The Company monitors and forecasts the values of net foreign currency cash flow and balance sheet exposures and from time to time could authorize the use of derivative financial instruments such as forward foreign exchange contracts to economically hedge a portion of foreign currency fluctuations.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due.  The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

18.      Commitments

The Company is subject to certain outstanding and future commitments related to its mineral property interests (Note 7).

19.       Contingencies

a.     On 30 March 2011, the Company received a formal order of investigation issued by the United States Securities and Exchange Commission (“SEC”) regarding possible violations of the securities laws by the Company, its officers, its directors and/or its employees, including securities registration requirements, financial reporting and/or market manipulation.  The Company has utilized the services of a third-party vendor who was named in the subpoena received by the Company from the SEC.  The Company is in the process of conducting an internal investigation in this matter and has been cooperating fully, and intends to cooperate fully, with the SEC.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

In the event the SEC investigation leads to action against any of the current or former directors, officers, or the Company itself, the trading price of the Company’s common shares may be adversely impacted.  In addition, the SEC investigation may result in the incurrence of significant legal expense, both directly and as the result of any indemnification obligations.  This investigation may also divert management’s attention from the operations which may cause the business to suffer.  If the Company is subject to any adverse findings, it could be required to pay damages or penalties or have other remedies imposed on the Company which could have a material adverse effect on the business.  The Company has no insurance coverage to cover any portion of the defense cost or any amounts that the Company may be required to pay in connection with the resolution of this investigation.

The Company is unable to predict the outcome of the SEC investigation at this time.  An estimate of the possible loss related to this matter cannot be made and, as a result, no liability has been accrued as at 31 December 2010.

b.  Included in accounts payable and accrued liabilities at 31 December 2010 is $75,000 (31 December 2009 - $75,000) related to a legal claim involving the underlying titleholder of the Amira Property (Notes 7 and 8).

c.  In April 2011, the Company received a formal claim from a vendor of the Company for $27,070 plus interest and court costs related to a lease agreement and services rendered to the Company.  As at 31 December 2010, a total of $27,070 was included in accounts payable and accrued liabilities of the Company (Notes 8 and 22).

20.                   Business Acquisition

In October 2009, the Company acquired 50% interest in Bacon Hill, the registered owner of 999 shares of the 1,000 shares of Maranon that are issued and outstanding.  Maranon is the beneficial owner of 100% interest in the Peruvian Gold Sands (Note 7).  The aggregate purchase price was $5,410,000 paid by $1,500,000 in cash and 4,500,000 common shares of the Company valued at $3,910,000 (Notes 7, 11 and 16). The acquisition of Bacon Hill expands the Company’s business of acquiring and exploring mineral properties.

During the year 31 December 2010, the Company acquired the remaining 50% interest in Bacon Hill from the non-controlling interest.  The aggregate purchase price was $14,560,000 paid by $1,000,000 in cash, 6,000,000 common shares of the Company valued at $6,560,000 (Notes 7, 11 and 16) and convertible promissory note in the amount of $7,000,000 (Notes 7 and 13).

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

21.           Segmented Information

The Company’s only business activity is exploration and development of mineral properties. This activity is carried out in US, Peru and previously in Argentina.

The breakdown by geographic area for the year ended 31 December 2010 is as follows:

	United States	Peru	Argentina	Total
	$	$	$	$

Net loss	8,627,330	19,589,821	(210,070)	28,007,081

Current assets	8,846	126,116	-	134,962
Equipment	63,547	95,962	-	159,509
Website	4,167	-	-	4,167
Mineral property costs	-	-	-	-

	76,560	222,078	-	298,638

The breakdown by geographic area for the year ended 31 December 2009 is as follows:

	United States	Peru	Argentina	Total
	$	$	$	$

Net loss	7,249,614	2,721,422	4,609,978	14,581,014

Current assets	304,658	48,543	-	353,201
Equipment	111,608	39,150	-	150,758
Website	25,731	-	-	25,731
Mineral property costs	200,000	19,700,368	-	19,900,368

	641,997	19,788,061	-	20,430,058

The breakdown by geographic area for the year ended 31 December 2008 is as follows:

	United States	Peru	Argentina	Total
	$	$	$	$

Net loss	3,861,669	241,885	1,201,279	5,304,833

Current assets	388,934	-	8,896	397,830
Equipment	66,675	-	35,374	102,049
Website	47,295	-	-	47,295
Mineral property costs	-	2,770,000	2,350,260	5,120,260

	502,904	2,770,000	2,394,530	5,667,434

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

22.          Subsequent Events

Subsequent to the year ended 31 December 2010 to the date the consolidated financial statements were available to be issued on 10 May 2011, the following events occurred:

a.
On 18 January 2011, the Company entered into an Agreement (the “Agreement”) with Swiss Mining S.A., a limited liability company organized and incorporated under the laws of Peru (“Swiss Mining”).  Pursuant to the Agreement, Swiss Mining will carry out a test mining operation on the Company’s Peruvian properties.  The test mining operation commenced on 28 March 2011.

b.	On 27 January 2011, the Company issued 1,000,000 common shares valued at $0.18 per common share pursuant to the Minera Saramiriza Agreement (Note 7).

c.
On 24 January 2011, the Company issued 67,500,000 units in relation to the settlement of a portion of the Convertible Promissory Note Agreement of the Company in exchange for the conversion of $6,750,000 in debt at a conversion price of $0.10 per unit. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 per common share for a period of eight months from the date of issuance (Note 13).

d.
On 24 January 2011, the Company issued 3,865,000 units in relation to the settlement of the Second Loan Agreement and the Third Loan Agreement of the Company in exchange for the conversion of $386,500 in debt at a conversion price of $0.10 per unit. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 per common share for a period of eight months from the date of issuance (Note 14).

e.
On 24 January 2011, the Company issued 2,500,000 units in relation to the initial 33% option of the Minera Saramiriza Agreement of the Company in exchange for the conversion of $250,000 for an option payment at a conversion price of $0.10 per unit. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 per common share for a period of eight months from the date of issuance (Note 7).

f.
On 24 January 2011, the Company issued 1,924,500 units related to amounts due to related parties of the Company in exchange for the conversion of $192,450 in debt at a conversion price of $0.10 per unit. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 per common share for a period of eight months from the date of issuance (Note 9).

g.
On 10 February 2011, the Company issued 16,160,000 units at a price of $0.10 per unit for total proceeds of $1,616,000.  Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.10 per common share for a period of eight months, commencing from the date of issuance.

h .
On 22 March 2011, the Company issued 6,410,000 units at a price of $0.10 per unit for total proceeds of $641,000.  Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.10 per common share for a period of eight months, commencing from the date of issuance.

i.	On 31 March 2011 warrant holders agreed to the cancellation of a total of 5,000,000 of the warrants.

j.
In April 2011, the Company received a claim from a vendor of the Company for $27,070 plus interest and court costs related to a lease agreement and services rendered to the Company.  As at 31 December 2010, a total of $27,070 was included in accounts payable and accrued liabilities of the Company (Notes 8 and 19).

k.	A total of 4,050,000 stock options of the Company were cancelled.

Glossary of Certain Mining Terms

Alluvial -	Material deposited by the action of running water.
Anticline -	An arch or fold in layers of rock shaped like the crest of a wave.
Base Metal -	Any non-precious metal (e.g., copper, lead, zinc, nickel, etc.).
Bulk Sample -
A large sample of mineralized rock, frequently hundreds of tonnes, selected in such a manner as to be representative of the potential orebody being sampled. Used to determine metallurgical characteristics.

Bullion -	Metal formed into bars or ingots.
Concentrate -	A fine, powdery product of the milling process containing a high percentage of valuable metal.
Concentrator -	A milling plant that produces a concentrate of the valuable minerals or metals. Further treatment is required to recover the pure metal.
Development -	Underground work carried out for the purpose of opening up a mineral deposit. Includes shaft sinking, crosscutting, drifting and raising.
Erosion -	The breaking down and subsequent removal of either rock or surface material by wind, rain, wave action, freezing and thawing and other processes.
Exploration -	Prospecting, sampling, mapping, diamond drilling and other work involved in searching for ore.
Fine gold -	Fineness is the proportion of pure gold or silver in jewelry or bullion expressed in parts per thousand. Thus, 925 fine gold indicates 925 parts out of 1,000, or 92.5% is pure gold.
Fold -	Any bending or wrinkling of rock strata.
Geology -	The science concerned with the study of the rocks which compose the Earth.
Mineral -	A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.
Mineralization -	A natural concentration in rocks or soil of one or more metalliferous minerals which may have an economic value.
Ore -	A mixture of ore minerals and gangue from which at least one of the metals can be extracted at a profit.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of May, 2011.

GOLDSANDS DEVELOPMENT COMPANY,
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

Signature and Title	Date

/s/ Michael Stocker	May 12, 2011
Michael Stocker, Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Alois Wiget	May 12, 2011
Alois Wiget, Director

/s/ Peter Wiget	May 12, 2011
Peter Wiget, Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Secretary, and Treasurer

/s/ Robert Van Tassell	May 12. 2011
Robert Van Tassell, Director

/s/ Patrick Gorman	May 12, 2011
Patrick Gorman, Director and Chairman of the Board

/s/ Sam Storey	May 12, 2011
Sam Storey, Director

GOLDSANDS DEVELOPMENT COMPANY

EXHIBIT INDEX
TO
2010 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Agreement and Plan of Merger, dated October 21, 2009	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 21, 2009.
2.2	Certificate of Ownership and Merger	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 2, 2011.
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2009.
3.2	Bylaws	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2009.
4.1	Letter regarding extension of Warrant expiration date.	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 19, 2010
10.1	2007 Stock Incentive Plan, as Amended.	Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008
10.1	Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 29, 2008
10.2	Amendment No. 1 to Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and the Company.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10.3	Second Amendment to Mineral Right Option Agreement, dated September 29, 2008, between Temasek Investments Inc. and the Company.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 2, 2009.
10.4	Third Amendment to Mineral Right Option Agreement, dated April 8, 2010, between Temasek Investments Inc. and the Company.	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 13, 2010.
10.5	Mineral Right Option Agreement with Temasek Investments, Inc., January 2010.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2010.
10.6	Consulting and Services Contact with Stocker International, Inc., dated October 2009.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 15, 2010.
10.7	Loan Agreement between the Company and St. Lawrence Alluvial Services and Logistics Corp., dated April 1, 2010.	Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 7, 2010.

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
10.8	Loan Agreement between the Company and St. Lawrence Alluvial Services and Logistics Corp., dated June 30, 2010.	Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 15, 2010.
10.9	Agreement, dated as of January 18, 2011, made among Swiss Mining, S.A., and the Company.	Exhibit 10.1 to the Company's Current Report on form 8-K filed January 20, 2011.
10.10	Consulting Agreement between Michael Stocker and the Company, dated January 29, 2010.	Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.11	Consulting Agreement between Vittoria Finance Ltd. and the Company, dated January 29, 2010.	Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
14.1	Code of Ethics and Code of Conduct.	Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
21.1	Subsidiaries of the Company.		X
24.1	Power of Attorney.		X
31.1	Certificate of Michael Stocker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Peter Wiget, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Michael Stocker, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Peter Wiget, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
___________