Form 10-Q
period 2011-03-31
GOLDSANDS DEVELOPMENT CO
filed 2011-05-16
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2011

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

_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                            Accelerated filer                   ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2011
Common Stock, $0.001 par value	187,517,618

FORM 10-Q
GOLDSANDS DEVELOPMENT COMPANY
MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Consolidated Balance Sheet as of March 31, 2011.

F-2	Unaudited Consolidated Statements of Loss and Comprehensive Loss for the three months ended March 31, 2011, 2010 and 2009 and from inception on March 6, 2000 to March 31, 2011.

F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2011, 2010 and 2009 and from inception on March 6, 2000 to March 31, 2011.

F-4	Unaudited Consolidated Statements of Changes in Stockholders' Equity (Deficiency) from inception on March 6, 2000 to March 31, 2011.

F-5	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 March 2011	As at 31 December 2010 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	838,056	4,181
Amounts receivable (Note 4)	118,473	110,709
Prepaid expense	14,574	20,072

	971,103	134,962

Equipment (Note 5)	155,656	159,509

Website development cost (Note 6)	-	4,167

	1,126,759	298,638

Liabilities

Current
Accounts payable and accrued liabilities (Note 8)	1,537,936	1,969,623
Current portion of convertible promissory note (Note 13)	81,930	614,466
Loans payable (Note 14)	-	393,312
Due to related parties (Note 9)	46,306	323,065

	1,666,172	3,300,466

Convertible promissory note (Note 13)	304,840	2,566,986

	1,971,012	5,867,452

Stockholders’ deficiency

Capital stock (Note 11)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
31 March 2011 – 187,517,618 common shares, par value $0.001
31 December 2010 – 88,158,118 common shares, par value $0.001	187,518	88,158
Share subscriptions received in advance (Note 11)	-	240,000
Additional paid in capital	39,995,694	33,448,191
Warrants (Note 11)	8,078,659	4,532,526
Deficit, accumulated during the exploration stage	(49,106,124)	(43,877,689)

	(844,253)	(5,568,814)

	1,126,759	298,638

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitment (Note 18), Contingencies (Note 19) and Subsequent Event (Note 21)

The accompanying notes are an integal part of these consolidated financial statements.

Goldsands Development Company
(formerly Constitution Mining Corp.)
 (An Exploration Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 31 March 2011	For the three month period ended 31 March 2011	For the three month period ended 31 March 2010	For the three month period ended 31 March 2009
	$	$	$	$

Expenses
Amortization expense (Notes 5 and 6)	380,394	20,558	19,207	21,122
Default on oil and gas deposit	25,000	-	-	-
Exploration costs (Note 7)	5,624,492	225,939	190,218	482,151
Interest (Notes 9, 13 and 14)	6,372,952	4,106,796	-	-
Investor relations	2,552,969	51,534	93,221	259,126
Management fees (Note 10)	1,231,418	69,000	111,000	74,076
Office and miscellaneous	595,642	45,076	21,296	80,611
Professional fees	3,115,159	183,072	145,160	161,625
Rent	196,381	-	1,970	26,800
Stock-based compensation (Note 12)	10,870,274	177,046	812,038	1,497,220
Travel	662,966	69,582	36,936	53,007
Write-down of equipment (Note 5)	26,611	-	-	-
Write-down of mineral property costs (Note 7)	23,041,959	430,000	-	-

Net operating loss before other items	(54,696,217)	(5,378,603)	(1,431,046)	(2,665,738)

Other items
Foreign exchange income (loss)	37,074	(7,301)	29,265	5,142
Gain on sale of oil and gas property	307,115	-	-	-
Gain on settlement of debt (Note 13)	157,469	157,469	-	-
Interest income	12,795	-	-	-
Provision for potential legal claims (Note 8)	(65,000)	-	-	-
Project management fees	60,000	-	-	-
Recovery of mineral property costs (Note 7)	210,070	-	-	-
Warrant expense (Note 11)	(713,500)	-	-	-

	6,023	150,168	29,265	5,142
Net operating loss before income taxes	(54,690,194)	(5,228,435)	(1,401,781)	(2,650,596)

Future income tax recovery (Note 15)	5,584,070	-	189,567	-

Net loss and comprehensive loss for the period	(49,106,124)	(5,228,435)	(1,212,214)	(2,650,596)

Basic and diluted loss per common share		(0.034)	(0.015)	(0.045)

Weighted average number of common shares used in per share calculations		153,876,307	78,947,412	58,469,456

The accompanying notes are an integal part of these consolidated financial statements.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 31 March 2011 (Unaudited)	For the three month period ended 31 March 2011	For the three month period ended 31 March 2010	For the three month period ended 31 March 2009
	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(49,106,124)	(5,228,435)	(1,212,214)	(2,650,596)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Notes 9, 13 and 14)	6,299,763	4,105,974	-	-
Amortization (Notes 5 and 6)	380,394	20,558	19,207	21,122
Contributions to capital by related party expenses (Notes 10 and 16)	15,000	-	-	-
Future income tax recovery (Note 15)	(5,584,070)	-	(189,567)	-
Warrant expense (Note 11)	713,500	-	-	-
Common shares issued for services	24,199	-	-	-
Warrants issued for services	25,252	-	-	-
Gain on sale of oil & gas property	(307,115)	-	-	-
Gain of settlement of debt (Note 13)	(157,469)	(157,469)
Stock-based compensation (Note 12)	10,870,274	177,046	812,038	1,497,220
Write-down of mineral property costs (Note 7)	23,041,959	430,000	-	-
Write-down of equipment (Note 5)	26,611	-	-	-
Recovery of mineral property costs (Note 7)	(210,070)	-	-	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(14,574)	5,498	(1,328)	256,465
(Increase) decrease in amounts receivable (Note 4)	(84,196)	(7,764)	41,090	30,000
Increase (decrease) in accounts payable and accrued liabilities (Note 8)	1,264,960	(431,687)	244,272	547,125
Increase (decrease) in due to related parties (Note 9)	(524,280)	(84,308)	189,967	137,832

	(13,325,986)	(1,170,587)	(96,535)	(160,832)

Cash flows used in investing activities
Acquisition of mineral property interest (Note 7)	(887,842)	-	(203,671)	(25,000)
Business acquisition, net of cash received (Note 20)	(2,499,908)	-	-	-
Purchase of equipment (Note 5)	(299,102)	(12,538)	(40,643)	(85,258)
Website development costs (Note 6)	(64,693)	-	-	-
Purchase of oil and gas property	(642,006)	-	-	-

	(4,393,551)	(12,538)	(244,314)	(110,258)

Cash flows from financing activities
Issuance of common shares, net of share issue costs (Note 11)	9,198,035	1,383,592	273,999	-
Increase in due to related parties (Note 9)	87,304	-	-	-
Issuance of warrants (Note 11)	8,237,254	873,408	-	-
Convertible debentures	665,000	-	-	-
Loan payable (Note 14)	370,000	-	-	-
Share subscriptions received in advance (Note 11)	-	(240,000)	(70,000)	240,000

	18,557,593	2,017,000	203,999	240,000

Increase (decrease) in cash and cash equivalents	838,056	833,875	(136,850)	(31,090)

Cash and cash equivalents, beginning of period	-	4,181	205,125	66,580

Cash and cash equivalents, end of period	838,056	838,056	68,275	35,490

Supplemental Disclosures with Respect of Cash Flows (Note 16)

The accompanying notes are an integal part of these consolidated financial statements.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Share subscriptions received in advance	Warrants	Deficit, accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$	$
Balance at 6 March 2000 (inception)
Common shares issued – cash	2,000,000	2,000	1,000	-	-	-	-	3,000
Net loss for the period	-	-	-	-	-	(2,291)	-	(2,291)

Balance at 31 December 2000	2,000,000	2,000	1,000	-	-	(2,291)	-	709
Common shares issued – cash	5,000,000	5,000	42,000	-	-	-	-	47,000
Net loss for the year	-	-	-	-	-	(10,571)	-	(10,571)

Balance at 31 December 2001	7,000,000	7,000	43,000		-	(12,862)	-	37,138
Net loss for the year	-	-	-	-	-	(12,097)	-	(12,097)

Balance at 31 December 2002	7,000,000	7,000	43,000	-	-	(24,959)	-	25,041
Net loss for the year	-	-	-	-	-	(11,019)	-	(11,019)

Balance at 31 December 2003	7,000,000	7,000	43,000	-	-	(35,978)	-	14,022
3 for 1 forward split	14,000,000	14,000	(14,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(6,451)	-	(6,451)

Balance at 31 December 2004	21,000,000	21,000	29,000	-	-	(42,429)	-	7,571
2 for 1 forward split	21,000,000	21,000	(21,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(18,338)	-	(18,338)

Balance at 31 December 2005	42,000,000	42,000	8,000	-	-	(60,767)	-	(10,767)
Common shares issued – cash	4,000,000	4,000	76,000	-	-	-	-	80,000
Contributions to capital by related party – expenses (Notes 10 and 16)	-	-	14,400	-	-	-	-	14,400
Net loss for the year	-	-	-	-	-	(289,343)	-	(289,343)
Balance at 31 December 2006	46,000,000	46,000	98,400	-	-	(350,110)	-	(205,710)
Contributions to capital by related party – expenses (Notes 10 and 16)	-	-	600	-	-	-	-	600
Common shares issued – debt	1,145,300	1,145	21,761	-	-	-	-	22,906
Common shares issued – cash	1,437,000	1,437	501,513	-	-	-	-	502,950
Stock-based compensation	-	-	625,035	-	-	-	-	625,035
Net loss for the year	-	-	-	-	-	(1,218,721)	-	(1,218,721)

Balance at 31 December 2007	48,582,300	48,582	1,247,309	-	-	(1,568,831)	-	(272,940)
Common shares issued – mineral properties	3,800,000	3,800	4,166,200	-	-	-	-	4,170,000
Common shares issued – cash	6,016,511	6,016	4,706,272	-	-	-	-	4,712,288
Common shares issued – services	70,645	71	49,380	-	-	-	-	49,451
Value assigned to warrants	-	-	(3,739,570)	-	3,739,570	-	-	-
Share issuance costs	-	-	(517,702)	-	237,293	-	-	(280,409)
Stock-based compensation	-	-	2,033,607	-	-	-	-	2,033,607
Net loss for the year	-	-	-	-	-	(5,304,833)	-	(5,304,833)

Balance at 31 December 2008	58,469,456	58,469	7,945,496	-	3,976,863	(6,873,664)	-	5,107,164
Common shares issued – mineral properties (Notes 7, 11 and 16)	2,300,000	2,300	1,676,700	-	-	-	-	1,679,000
Common shares issued – cash (Note 11)	12,786,529	12,787	6,812,536	-	-	-	-	6,825,323
Value assigned to warrants (Note 11)	-	-	(3,309,467)	-	3,309,467		-	-
Warrants expired (Note 12)	-	-	3,739,570	-	(3,739,570)	-	-	-
Agent compensation warrants expired (Note 11)	-	-	237,293	-	(237,293)	-	-	-
Share issuance costs	-	-	(473,042)	-	262,788	-	-	(210,254)
Share subscription received in advance (Note 11)	-	-	-	70,000	-	-	-	70,000
Business acquisition (Notes 7, 11 and 16)	4,500,000	4,500	4,245,500	-	-	-	5,410,000	9,660,000
Stock-based compensation (Note 12)	-	-	4,461,838	-	-	-	-	4,461,838
Net loss for the year	-	-	-	-	-	(9,749,164)	-	(9,749,164)

Balance at 31 December 2009	78,055,985	78,056	25,336,424	70,000	3,572,255	(16,622,828)	5,410,000	17,843,907

The accompanying notes are an integal part of these consolidated financial statements.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid–in capital	Share subscriptions received in advance	Warrants	Deficit accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity (deficieny)
	$	$	$	$	$	$	$	$

Balance at 31 December 2009	78,055,985	78,056	25,336,424	70,000	3,572,255	(16,622,828)	5,410,000	17,843,907
Common shares issued – mineral properties (Notes 7, 11 and 16)	500,000	500	404,500	-	-	-	-	405,000
Common shares issued – cash (Note 11)	5,141,421	5,141	3,336,778	(70,000)	-	-	-	3,271,919
Value assigned to warrants (Note 11)	-	-	(314,809)	-	314,809	-	-	-
Modification of warrants (Note 11)	-	-	-	-	713,500	-	-	713,500
Warrants expired (Note 11)	-	-	24,629	-	(24,629)	-	-	-
Share issuance costs	-	-	(191,438)	-	5,413	-	-	(186,025)
Warrants exercised (Note 11)	460,712	461	370,859	-	(48,822)	-	-	322,498
Business acquisition (Notes 7, 11, 16 and 20)	4,000,000	4,000	(4,954,000)	-	-	-	(5,410,000)	(10,360,000)
Stock-based compensation (Note 12)	-	-	3,572,748	-	-	-	-	3,572,748
Beneficial conversion feature (Note 13)	-	-	5,862,500	-	-	-	-	5,862,500
Share subscriptions received in advance (Note 11)	-	-	-	240,000	-	-	-	240,000
Net loss for the year	-	-	-	-	-	(27,254,861)	-	(27,254,861)

Balance at 31 December 2010	88,158,118	88,158	33,448,191	240,000	4,532,526	(43,877,689)	-	(5,568,814)
Common shares issued – mineral properties (Notes 7, 11 and 16)	3,500,000	3,500	426,500	-	-	-	-	430,000
Common shares issued – cash (Note 11)	22,570,000	22,570	2,234,430	(240,000)	-	-	-	2,017,000
Common shares issued –settlement of debt (Note 11)	73,289,500	73,290	7,255,660					7,328,950
Value assigned to warrants (Note 11)	-	-	(3,734,913)	-	3,734,913	-	-	-
Warrants cancelled (Note 11)	-	-	188,780		(188,780)	-	-	-
Stock-based compensation (Note 12)	-	-	177,046	-	-	-	-	177,046
Net loss for the period	-	-	-	-	-	(5,228,435)	-	(5,228,435)

Balance at 31 March 2011	187,517,618	187,518	39,995,694	-	8,078,659	(49,106,124)	-	(844,253)

The accompanying notes are an integral part of these consolidated financial statements.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

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

The Company’s consolidated financial statements as at 31 March 2011 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $5,228,435 for the three month period ended 31 March 2011 (31 March 2010 – $1,212,214) and has working capital deficit of $695,069 at 31 March 2011 (31 December 2010 – $3,165,504).

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
31 March 2011

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

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

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
31 March 2011

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 March 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

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
31 March 2011

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 6 March 2000 to 31 March 2011.

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
31 March 2011

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

Consolidation

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

4.	Amounts Receivable

Amounts receivable are non-interest bearing, unsecured and have settlement dates within one year.

5.	Equipment

			Net Book Value
	Cost	Accumulated amortization	31 March 2011	31 December 2010 (Audited)
	$	$	$	$

Equipment	298,410	142,754	155,656	159,509

During the three month period ended 31 March 2011, total additions to property and equipment were $12,538 (31 March 2010 - $40,643).

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

During the three month period ended 31 March 2011, total write-down of equipment were $Nil (31 March 2010 - $Nil) (Note 16).

6.	Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	31 March 2011	31 December 2010 (Audited)
	$	$	$	$

Website development	64,693	64,693	-	4,167

During the three month period ended 31 March 2011, total additions to website development were $Nil (31 March 2010 - $Nil).

7.	Mineral Property Costs

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
31 March 2011

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

The Company entered into a third amending agreement dated 8 April 2010 (the “Third Peruvian Amendment”) with Temasek.  Under the Third Peruvian Amendment, the Company may now exercise the third and fourth 25% options resulting in the acquisition of a 100% interest in the Mineral Rights by fulfilling the following conditions as set out in the Third Peruvian Amendment within 5 business days of the Third Peruvian Amendment effective date:

a.    Pay $1,000,000 (paid on 22 April 2010);
b.    Issue an additional 6,000,000 common shares (2,000,000 issued and valued at $1.18 per common share and 4,000,000 issued and valued at $1.05 per common share (Notes 11 and 16)); and
c.     Issue a convertible note in the principal amount of $7,000,000 maturing on 8 April 2013 and bearing   interest at a rate of 12% per annum, payable annually, with principal payable upon maturity (the “Convertible Note”).  Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit (issued 8 April 2010) (Notes 11, 13 and 16).

The property is subject to a 2.5% net returns royalty that the Company can reduce to 1.0% upon payment of a further $2,000,000 within 90 days of the exercise and completion of the final 25% option.

During the year ended 31 December 2010, the Company recorded a provision for write-down of mineral property costs of $17,340,369 related to the Peruvian Gold Sands (Note 16).

On 18 January 2011, the Company entered into an Agreement (the “Swiss Agreement”) with Swiss Mining S.A., a limited liability company organized and incorporated under the laws of Peru (“Swiss Mining”).  Pursuant to the Swiss Agreement, Swiss Mining will carry out a test mining operation on the Company’s Peruvian properties.  The test mining operation commenced on 28 March 2011 and will be performed at Swiss Mining’s own costs which are expected to be $425,000. All net returns, based on the gold price ranging from $1,300 to $1,500 per ounce, shall first be allocated 30% to the Company and 70% to Swiss Mining until the above mentioned costs of $425,000 is fully covered. Thereafter all revenues from the sale or disposition of ores shall be allocated between the Company and Swiss Mining on a 50/50 basis. The term of the Swiss Agreement shall be 6 months or for so long thereafter as minerals are produced from the Peruvian properties on a continuous basis (Note 18).

Expenditures related to the Peruvian Gold Sands for the three month period ended 31 March 2011 consist of business development and project generation of $80,124 (31 March 2010 - $4,977, 31 March 2009 - $126,502, cumulative - $288,246), camp costs and field supplies of $24,495 (31 March 2010 - $Nil, 31 March 2009 - $19,424, cumulative - $118,255), drilling of $Nil (31 March 2010 - $Nil, 31 March 2009 - $2,249, cumulative - $268,816), mapping of  $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $349), rental of $2,770 (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $64,377), sampling of $Nil (31 March 2010 - $Nil, 31 March 2009 - $1,150, cumulative - $14,411), taxes and permitting of $Nil (31 March 2010 - $Nil, 31 March 2009 - $4,811, cumulative - $162,981), transportation and fuel of $22,201 (31 March 2010 - $9,971, 31 March 2009 - $81,099, cumulative - $919,737), and wages, consulting and management fees of $96,349 (31 March 2010 - $175,270, 31 March 2009 - $180,586, cumulative - $3,010,649).

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

The Company may exercise the initial 33% option by fulfilling the following conditions within 12 months of the Effective Date:

a.      Issue the initial 500,000 common shares (issued and valued at $0.81 per common share);
b.      Pay $250,000 (paid) (Notes 11 and 16); and
c.      Issue an additional 1,000,000 common shares (issued and valued at $0.18 per common share) (Note 11).

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

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

During the three month period ended 31 March 2011, the Company recorded a provision for write-down of mineral property costs of $430,000 (31 March 2011 - $Nil) (Note 16).

The Company has not conducted exploration activities during the three months period ended 31 March 2011 and 2010 on this property.

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
31 March 2011

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

The Company has not conducted exploration activities during the three months period ended 31 March 2011 and 2010 on this property.

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
31 March 2011

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

Expenditures related to the Atena Gold Project for the three month period ended 31 Mach 2011 consist of business development and project generation of $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $108), camp costs and field supplies of $Nil (31 March 2010 - $Nil, 31 March 2009 - $7,559, cumulative - $57,011), geochemical of $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $52,621), geology and engineering of $Nil (31 March 2010 - $Nil, 31 March 2009 - $2,639, cumulative - $8,123), geophysics of $Nil (31 March 2010 - $Nil, 31 March 2009 - $6,680, cumulative - $8,291), mapping $Nil (31 March 2010 - $Nil, 31 March 2009 - $29,260, cumulative - $29,260), taxes and permitting of $Nil (31 March 2010 - $Nil, 31 March 2009 - $143, cumulative - $23,294), transportation and fuel of $Nil (31 March 2010 - $Nil, 31 March 2009 - $9,997, cumulative - $112,684), trenching of $Nil (31 March 2010 - $Nil, 31 March 2009 - $9,845, cumulative - $22,139), and wages, consulting and management fees of $Nil (31 March 2010 - $9,265, 31 March 2009 - $Nil, cumulative - $123,874).

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
31 March 2011

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

Expenditures related to the Cerro Amarillo Property for the three month period ended 31 March 2011 consist of camp costs and field supplies of $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $7,589), geochemical of $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $1,903), geology and engineering of $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $345), taxes and permitting of $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $12,973), transportation and fuel of $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative -$35,544), and wages, consulting and management fees of $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $66,576).

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
31 March 2011

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

Included in accounts payable and accrued liabilities at 31 March 2011 is $75,000 (31 December 2010 - $75,000) related to a legal claims for the Amira Property (Notes 8 and 19).

Expenditures related to the Amira, Amira Norte and Esparta II Properties for the three month period ended 31 March 2011 consist of business development and project generation of $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $18,163), camp costs and field supplies of $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $13,065), geochemical of $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $2,073) property assessment of $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $6,428), transportation and fuel of $Nil (31 March 2010 - $Nil, 31 March 2009 - $208, cumulative - $74,577), and wages, consulting and management fees of $Nil (31 March 2010 - $Nil, 31 March 2009  - $Nil, cumulative - $100,036).

8.         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities at 31 March 2011 is $45,000 and $20,000 (31 December 2010 - $45,000 and $20,000) related to settlement of potential legal claims on incidents arising from the mineral property interests and the related legal fees, respectively.

Included in accounts payable and accrued liabilities at 31 March 2011 is $75,000 (31 December 2010 - $75,000) related to a legal claim for the Amira Property (Notes 7 and 19).

Included in accounts payable and accrued liabilities at 31 March 2011 is $27,070 (31 December 2010 - $27,070) related to a legal claim from a vendor of the Company (Notes 19 and 21).

9.         Due to Related Parties

As at 31March 2011, the amount due to related parties consists of $17,306 (31 December 2010 - $323,065) payable to directors and former directors of the Company and $29,000 (31 December 2010 - $Nil) payable to companies controlled by shareholders and directors of Maranon.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

On 13 October 2010, the Company entered into loan agreements with two directors of the Company for $20,000 cash each.  The principal balances bear interest at a rate of 10% per annum, are unsecured and have no fixed terms of repayment.  On 24 January 2011, the Company issued 410,000 units valued at $41,000 to settle the principal and interest amount of $40,000 and $1,000, respectively. The balance as at 31 March 2011 consists of principal of $Nil (31 December 2010 – $40,000) and accrued interest of $Nil (31 December 2010 – $1,000) (Notes 11 and 16).

On 13 October 2010, the Company entered into loan agreements with a director and officer of the Company for $20,000 cash.  The loan is non-interest bearing, unsecured and has no fixed terms of repayment.  During the three month period ended 31 March 2011, the Company accrued interest expense of $Nil (31 March 2010 – $Nil). The balance as at 31 March 2011 consists of principal of $20,000 (31 December 2010 – $20,000) and accrued interest of $Nil (31 December 2010 – $Nil).

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

On 24 January 2011, the Company issued 1,514,500 units valued at $151,450 to settle amounts due to related parties of $151,450 (Notes 11 and 16).

10.      Related Party Transactions

During the three month period ended 31 March 2011, the Company paid or accrued management and consulting fees of $69,000 (31 March 2010 – 111,000, 31 March 2009 - $74,076) to directors and officers of the Company and companies controlled by directors and officer.

During the three month period ended 31 March 2010, the Company paid or accrued professional fees and mineral exploration expenditures of $9,834 (31 March 2010 - $Nil) to an officer and a company controlled by the officer of the Company.

During the three month period ended 31 March 2010, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $12,000) and $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 16).

11.      Capital Stock

Authorized

The total authorized capital consists of:

•	300,000,000 of common shares with par value of $0.001
•	50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

As at 31 March 2011, the total issued and outstanding capital stock is 187,517,618 common shares with a par value of $0.001 per common share.

On 31 March 2011, a total of 5,000,000 previously outstanding share purchase warrants were cancelled.

On 22 March 2011, the Company issued 6,410,000 units at a price of $0.10 per unit for total proceeds of $641,000.  Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 31 March 2011, all share purchase warrants in this series remain outstanding.

On 10 February 2011, the Company issued 16,160,000 units at a price of $0.10 per unit for total proceeds of $1,616,000.  Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 31 March 2011, all share purchase warrants in this series remain outstanding.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

On 27 January 2011, the Company issued 1,000,000 common shares valued at $0.18 per common share pursuant to the Minera Saramiriza Agreement (Note 7).

On 24 January 2011, the Company issued 67,500,000 units in relation to the settlement of a portion of the Convertible Promissory Note Agreement of the Company in exchange for the conversion of $6,750,000 in debt at a conversion price of $0.10 per unit. Each unit consists of one share of common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 31 March 2011, all share purchase warrants in this series remain outstanding (Notes 13 and 16).

On 24 January 2011, the Company issued 3,865,000 units in relation to the settlement of the Second Loan Agreement and the Third Loan Agreement of the Company in exchange for the conversion of $386,500 in debt at a conversion price of $0.10 per unit. Each unit consists of one share of common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 31 March 2011, 1,365,000 share purchase warrants in this series remain outstanding (Notes 14 and 16).

On 24 January 2011, the Company issued 2,500,000 units in relation to the initial 33% option of the Minera Saramiriza Agreement of the Company in exchange for the conversion of $250,000 for an option payment at a conversion price of $0.10 per unit. Each unit consists of one share of common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 31 March 2011, no share purchase warrants in this series remain outstanding (Notes 7 and 16).

On 24 January 2011, the Company issued 1,924,500 units related to amounts due to related parties of the Company in exchange for the conversion of $192,450 in debt at a conversion price of $0.10 per unit. Each unit consists of one share of common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 31 March 2011, all share purchase warrants in this series remain outstanding (Notes 9 and 16).

On 29 September 2010, the Company issued 5,141,421 units at a price of $0.65 per unit for total proceeds of $3,155,892, net of issue cost of $186,025. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.80 up to 29 September 2011 (extended to 29 September 2012) commencing 29 March 2011. As at 31 March 2011, all share purchase warrants in this series remain outstanding.

On 29 September 2010, the Company issued 208,676 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.80 up to 29 September 2011 (extended to 29 September 2012), commencing 29 March 2011. As at 31 March 2011, all share purchase warrants in this series remain outstanding (Note 16).

On 3 August 2010, the Company issued 15,000 common shares at a price of $0.70 per share for total proceeds of $10,500 upon the exercise of previously outstanding share purchase warrants. As at 31 March 2011, 3,668,927 share purchase warrants in this series remain outstanding.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

On 7 June 2010, the Company issued 54,285 common shares at a price of $0.70 per share for total proceeds of $38,000 upon the exercise of previously outstanding share purchase warrants. As at 31 March 2011, 3,668,927 share purchase warrants in this series remain outstanding.

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

On 16 March 2010, the Company issued 391,427 common shares at a price of $0.70 per share for total proceeds of $273,999 upon the exercise of previously outstanding share purchase warrants. As at 31 March 2011, 3,668,927 share purchase warrants in this series remain outstanding.

On 1 December 2009, the Company issued 7,533,462 units at a price of $0.65 per unit for total proceeds of $4,686,496, net of issue costs of $210,254. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $1.00 up to 1 December 2010 (extended to 1 December 2011), commencing 1 June 2010. As at 31 March 2011, all share purchase warrants in this series remain outstanding.

On 1 December 2009, the Company issued 315,775 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.00 up to 1 December 2010 (extended to 1 December 2011), commencing 1 June 2010 (Note 16). As at 31 March 2011, all share purchase warrants in this series remain outstanding.

On 2 November 2009, the Company issued 2,500,000 common shares valued at $1.18 per common share pursuant to the Peruvian Agreement (Notes 7 and 16).

On 2 September 2009, the Company issued 923,428 units at a price of $0.35 per unit for total proceeds of $323,200. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 2 September 2011 (extended to 2 September 2012), commencing 2 March 2010. As at 31 March 2011, all share purchase warrants in this series remain outstanding.

On 14 August 2009, a total of 5,007,300 previously outstanding share purchase warrants expired.

On 14 August 2009, a total of 350,511 previously outstanding agent compensation warrants expired.

On 9 July 2009, the Company issued 4,129,639 units at a price of $0.35 per unit for total proceeds of $1,445,373. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 9 July 2011 (extended to 9 July 2012), commencing 9 January 2010. As at 31 March 2011, 3,668,927 share purchase warrants in this series remain outstanding.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

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

On 17 April 2009, the Company issued 200,000 units at a price of $0.80 per unit for proceeds of $160,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.70 up to 17 April 2010, commencing 17 October 2009.  As at 31 March 2011, none of the share purchase warrants in this series remain outstanding.

On 7 April 2009, a total of 1,009,211 previously outstanding share purchase warrants were cancelled.

On 7 April 2009, a total of 70,645 previously outstanding agent compensation warrants were cancelled.

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 March 2011:

	Exerciseprice	Number of warrants	Remaining contractual life (years)
	$
Warrants	0.10	70,789,500	0.47
Warrants	0.10	16,160,000	0.53
Warrants	0.10	6,410,000	0.64
Agent compensation warrants	1.00	315,775	0.67
Warrants	1.00	7,533,462	0.67
Warrants	0.70	3,668,927	1.27
Warrants	0.70	923,428	1.42
Agent compensation warrants	0.80	208,676	1.50
Warrants	0.80	5,141,421	1.50

		111,151,189

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

The following is a summary of warrant activities during the year ended 31 December 2010 and the three month period ended 31 March 2011:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2010	13,102,304	0.88

Granted	5,350,097	0.80
Exercised	(460,712)	0.70
Cancelled	-	-
Expired	(200,000)	0.70

Outstanding and exercisable at 31 December 2010	17,791,689	0.86

Weighted average fair value of warrants granted during the year		0.03

Outstanding and exercisable at 1 January 2011	17,791,689	0.86

Granted	98,359,500	0.10
Exercised	-	-
Cancelled	(5,000,000)	0.10
Expired	-	-

Outstanding and exercisable at 31 March 2011	111,151,189	0.22

Weighted average fair value of warrants granted during the period		0.11

The weighted average grant date fair value of warrants issued during the three month period ended 31 March 2011, amounted to $0.11 per warrant (31 December 2010 - $0.03). The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following weighted average assumptions:

	2011	2010

Risk free interest rate	0.21%	0.27%
Expected life	0.67 years	1.00 years
Annualized volatility	154.11%	101.18%
Expected dividends	-	-

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

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

The incremental change in the value of the warrants is $981,025 less $267,525 or $713,500, which was recorded to warrant expense during the year ended 31 December 2010.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

Stock Options

The following incentive stock options were outstanding at 31 March 2011:

	Exercise price	Number of options	Remaining contractual life (years)
	$

Options	1.00	290,000	6.85
Options	0.70	460,000	8.14
Options	1.10	260,000	8.82
Options	0.72	60,000	9.27

		1,070,000

The following is a summary of stock option activities during the year ended 31 December 2010 and the three month period ended 31 March 2011:

	Number of options	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2010	6,075,000	0.85

Granted	3,300,000	1.08
Exercised	-	-
Cancelled	(4,255,000)	0.87

Outstanding and exercisable at 31 December 2010	5,120,000	0.98

Weighted average fair value of options granted/vested during the year		1.00

Outstanding and exercisable at 1 January 2011	5,120,000	0.98

Granted	-	-
Exercised	-	-
Cancelled	(4,050,000)	1.01

Outstanding and exercisable at 31 March 2011	1,070,000	0.88

Weighted average fair value of options granted/vested during the period		0.16

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

Share Subscriptions Received in Advance

Share subscriptions received in advance consists of $Nil (31 December 2010 - $240,000) cash received by the Company for Nil common shares (31 December 2010 – 2,400,000) that have not yet been issued as at 31 March 2011.

12.       Stock-Based Compensation

During the year ended 31 December 2010, the Company granted 3,090,000 stock options to employees, directors and consultants of the Company, entitling the holders to purchase common shares of the Company for proceeds of $1.10 per common share expiring 22 January 2020, of which 2,490,000 were granted to employees and 600,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the three month period ended 31 March 2011, estimated using Black-Scholes model, was $164,363 (31 March 2010 - $572,172).  This amount has been expensed as stock-based compensation.

During the year ended 31 December 2010, the Company granted 210,000 stock options to employees directors and consultants of the Company, entitling the holders to purchase common shares of the Company for proceeds of $0.72 per common share expiring 7 July 2020, of which Nil were granted to employees and 210,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the three month period ended 31 March 2011, estimated using Black-Scholes model, was $12,683 (31 March 2010 - $Nil). This amount has been expensed as stock-based compensation.

During the year ended 31 December 2009, the Company granted 5,440,000 stock options to employees, directors and consultants of the Company entitling the holders to purchase common shares of the Company for proceeds of $0.70 per common share expiring 20 May 2019 of which 3,240,000 were granted to employees and 2,200,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the year, estimated using Black-Scholes model, was $Nil (31 March 2010 - $239,866). This amount has been expensed as stock-based compensation.

A total of 4,050,000 of the previously granted outstanding stock options of the Company were cancelled during the three month period ended 31 March 2011 (31 December 2010 – 4,255,000) (Note 11).

The fair value of each option was estimated on the date of grant using Black-Scholes option pricing model. The assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy the Company’s stock with contractual terms closest to the expected life of options granted to employees, directors or consultants.

The following assumptions were used for the Black-Scholes valuation of stock options granted/vested:

	2011	2010

Risk free interest rate	3.21%	3.50%
Expected life	9.11 years	9.71 years
Annualized volatility	119.50%	117.62%
Expected dividends	-	-

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

13.	Convertible Promissory Note

On 8 April 2010, the Company entered into a convertible promissory note agreement (the “Convertible Promissory Note Agreement”) with Temasek valued at $7,000,000 pursuant to the Minera Maranon Agreement.  The principal balance bears interest at a rate of 12% per annum payable annually, with principal payable upon maturity.  All unpaid principal, together with any unpaid and accrued interest is due and payable on the date of maturity of 8 April 2013. Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit. On 24 January 2011, the Company issued 67,500,000 units valued at $6,750,000 to settle a portion of the principal and interest amount of $6,300,000 and $600,657, respectively, resulting in a gain of $150,657(Notes 7, 11 and 16).

During the three month period ended 31 March 2011, the Company accrued interest of $4,105,974 (31 March 2010 - $Nil) of which $4,037,854 (31 March 2010 - $Nil) is related to amortization of debt discount.

14.	Loans Payable

On 1 April 2010 (the “Execution Date”), the Company entered into a loan agreement (the “Loan Agreement”) with St. Lawrence Alluvial Services and Logistics Corp. for $800,000 cash.  The principal balance bears interest at a rate of 12% per annum, with interest and principal payable 90 days after the Execution Date.  The Company repaid outstanding balance during the year ended 31 December 2010.

On 30 June 2010 (the “Second Execution Date”), the Company entered into a loan agreement (the “Second Loan Agreement”) with St. Lawrence Alluvial Services and Logistics Corp. for $320,000 cash.  The principal balance bears interest at a rate of 12% per annum, with interest and principal payable 90 days after the Second Execution Date. On 24 January 2011, the Company issued 3,350,000 units valued at $335,000 to settle the principal and interest amount of $320,000 and $15,000, respectively (Notes 11 and 16).

On 20 September 2010 (the “Third Execution Date”), the Company entered into a loan agreement (the “Third Loan Agreement”) with Quarry Capital LLC for $50,000 cash.  The principal balance bears interest at a rate of 12% per annum, with interest and principal payable 90 days after the Third Execution Date. On 24 January 2011, the Company issued 515,000 units valued at $51,500 to settle the principal and interest amount of $50,000 and $1,500, respectively (Notes 11 and 16).

The balance as at 31 March 2011 consists of principal and accrued interest of $Nil (31 December 2010 - $370,000) and $Nil (31 December 2010 - $23,312), respectively.

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

15.       Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 211.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for consolidated financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.
The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 March 2011	For the three month period ended 31 March 2010
	$	$
Deferred tax asset attributable to:
Current operations	1,758,915	472,107
Amortization	(6,758)	(6,447)
Stock based compensation	(60,196)	(276,093)
Change in valuation allowance	(1,691,961)	-

Future income tax recovery	-	189,567

The composition of the Company’s deferred tax assets as at 31 March 2011 and 31 December 2010 is as follows:

	As at 31 March 2011	As at 31 December 2010 (Audited)
	$	$

Net income tax operating loss carryforward	43,569,777	38,538,946

Statutory federal income tax rate	33.63%	33.63%
Effective income tax rate	0.00%	0.00%

Future income tax assets (liabilities)
Tax loss carryforward	14,651,605	12,959,644
Less: Valuation allowance	(14,651,605)	(12,959,644)

Future income tax assets (liabilities)	-	-

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2011, the Company has an unused net operating loss carryforward balance of approximately $43,569,777 that is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires between the years 2021 to 2031.

16.       Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 31 March 2011 (Unaudited)	For the three month period ended 31 March 2011	For the three month period ended 31 March 2010	For the three month period ended 31 March 2009
	$	$	$	$

Cash paid during the period for interest	78,802	-	-	-
Cash paid during the period for income taxes	-	-	-	-

During the three month period ended 31 March 2011, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $12,000) and $Nil (31 March 2010 - $Nil, 31 March 2009 - $Nil, cumulative - $3,000), respectively.  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 10).

During the three month period ended 31 March 2011, the Company recorded a total write-down of mineral property expenditures in the amount of $430,000 related to the Saramiriza Properties (Note 7).

During the three month period ended 31 March 2011, the Company issued 75,789,500 units valued at $7,578,950 to settle mineral property option payment, convertible promissory note, loans payable and due to related parties amounts (Notes 7, 9, 11, 13 and 14).

During the year ended 31 December 2010, the Company recorded a total write-down of mineral property expenditures in the amount of $18,272,629 related to the Peruvian Gold Sands, Saramiriza Properties and Seabridge Gold Claims (Note 7).

On 29 September 2010, the Company issued 208,676 agent compensation warrants valued at $5,412 for agent services rendered (Note 11).

On 13 April 2010, the Company issued 4,000,000 common shares valued at $1.05 per common share pursuant to the Minera Maranon Agreement (Notes 7 and 11).

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

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

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

As at 31 March 2011, the carrying amounts of cash and cash equivalents, amounts receivables, accounts payable, amounts due to related parties and other liabilities approximated their estimated fair values because of the short maturity of these financial instruments.

The carrying amount of long-term debt and other financing was $304,840. During the year ended 31 December 2010, the Company estimated the fair value of the beneficial conversion feature of the convertible promissory note at inception using both the quoted market price of the Company’s common shares and the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.46%, expected life of 1 year, expected volatility of 114% and expected dividends of 0%.  The fair value of the beneficial conversion feature was estimated at $5,862,500, and was recorded as a component of equity, of which $2,100,000 would be a Level 1 fair value and $3,762,500 would be a Level 2 fair value.

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations and arises primarily from the Company’s cash and cash equivalents and amounts receivable. The Company manages its credit risk relating to cash and cash equivalents by dealing only with highly-rated US financial institutions.  As at 31 March 2011, amounts receivable was comprised of Value Added Tax receivable in Peru of $113,401 (31 December 2010 - $103,054) and other receivables of $5,072 (31 December 2010 - $7,656).  As a result, credit risk is considered insignificant.

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
31 March 2011

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

The Company is unable to predict the outcome of the SEC investigation at this time.  An estimate of the possible loss related to this matter cannot be made and, as a result, no liability has been accrued as at 31March 2011.

b.         Included in accounts payable and accrued liabilities at 31 March 2011 is $75,000 (31 December 2010 - $75,000) related to a legal claim for the Amira Property (Notes 7 and 8).

c.         In April 2011, the Company received a formal claim from a vendor of the Company for $27,070 plus interest and court costs related to a lease agreement and services rendered to the Company.  As at 31 March 2011, a total of $27,070 (31 December 2010 - $27,070) was included in accounts payable and accrued liabilities of the Company (Notes 8 and 21).

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

Goldsands Development Company
(formerly Constitution Mining Corp.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

During the year 31 December 2010, the Company completed the acquisition of the remaining 50% interest in Bacon Hill from the non-controlling interest.  The aggregate purchase price was $14,560,000 paid by $1,000,000 in cash, 6,000,000 common shares of the Company valued at $6,560,000 (Notes 7, 11 and 16) and convertible promissory note in the amount of $7,000,000 (Notes 7 and 13).

21.           Subsequent Event

Subsequent to the three month period ended 31 March 2011 to the date the consolidated financial statements were available to be issued on 13 May 2011, the following event occurred:

a.     In April 2011, the Company received a claim from a vendor of the Company for $27,070 plus interest and court costs related to a lease agreement and services rendered to the Company.  As at 31 March 2011, a total of $27,070 was included in accounts payable and accrued liabilities of the Company (Notes 8 and 19).

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

As used in this Quarterly Report, the terms “Goldsands Development,” the “Company,” “we,” “us,” or “our” refer to Goldsands Development Company and our subsidiaries, unless otherwise indicated.

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

On January 24, 2011, $6,300,000 of the principal of the Convertible Note was extinguished and converted into units (the “Units”) using the conversion price of $0.10 per Unit. Each Unit consists of one (1) share of common stock, par value $0.001 per share (“Common Stock”) and one (1) warrant to purchase one (1) share of Common Stock (“Warrant”). Each Warrant is exercisable for a period of eight (8) months from the date of issuance at a price of $0.10 per share.  The $700,000 remaining principal of the Convertible Note outstanding has a term of three years and accrues interest at a rate of 12% per annum. Interest under the Convertible Note is payable annually and the principal is payable upon maturity. Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one (1) share of our common stock and one (1) warrant to purchase one (1) share of our common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit.

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

During the reporting period, we exercised the initial thirty-three percent option and acquired a thirty-three percent interest in the Mineral Rights by paying to Temasek the balance of the consideration required to exercise the initial thirty-three percent option.  Since the execution of the Option Agreement, we have satisfied the requirement to pay $250,000 by the issuance of 2,500,000 shares and warrants and have issued 1,500,000 shares of our common stock to Temasek in accordance with the terms of the Option Agreement.

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

Swiss Mining will be responsible and liable for all work, services, labor, materials, equipment, supplies and other related costs necessary to implement the test mining operation. The costs related to this test mining operation, which is expected to involve the processing of approximately 150,000 cubic meters of placer material, are anticipated to be approximately US $425,000. The parties have agreed to an allocation of revenues, if any, from the sale or other disposition of ores, concentrates or minerals produced from the MIKA 2 concession (“Net Returns”) equal to thirty percent (30%) to us and seventy percent (70%) to Swiss Mining until the agreed upon costs of US $425,000 are fully covered. Thereafter, any Net Returns beyond this cost recovery shall be divided equally between Swiss Mining and us on a 50/50 basis. Notwithstanding the foregoing, we agree to negotiate a different allocation of Net Returns so long as Swiss Mining has not recovered its costs of US $425,000 should the price of gold drop below US $1,300 per ounce or increase above $1,500 per ounce for at least 5 consecutive business days.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenues

We have not generated any revenues from operations since our inception. On March 28, 2011, we commenced a test mining operation on the MIKA 2 Concession.  We engaged Swiss Mining to carry out this test mining operation.  The parties have agreed to an allocation of revenues, if any, from the sale or other disposition of ores, concentrates or minerals produced from the MIKA 2 concession (“Net Returns”) equal to thirty percent (30%) to us and seventy percent (70%) to Swiss Mining until the agreed upon costs of US $425,000 are fully covered. Thereafter, any Net Returns beyond this cost recovery shall be divided equally between Swiss Mining and us on a 50/50 basis.  Due to the commencement and progress of the test mining operation, we anticipate that we will generate some revenue in the second quarter of 2011 attributable to the production and sale of gold from this test mining operation.

Operating Expenses

We incurred operating expenses in the amount of $5,378,603 for the three months ended March 31, 2011, as compared to operating expenses of $1,431,046 for the three months ended March 31, 2010.  The substantial increase in our operating expenses for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, is primarily attributable to a significant increase in interest expense incurred during the reporting period.  We accrued interest expense of $4,106,796 for the three months ended March 31, 2011, as compared to interest expense of $0 during the three months ended March 31, 2010.  This significant increase in interest during the reporting period was primarily attributable to interest accrued at the rate of 12% per annum and the immediate recognition of interest on the debt discount on a $7,000,000 convertible promissory note (“Convertible Promissory Note”) issued to Temasek Investment Inc. (“Temasek”) in April 2010 as part of the consideration required for our acquisition of 100% of the mining and mineral rights underlying the Peru Property.  In January 2011, an aggregate of $7,578,950 in debt, including $6,300,000 of the initial principal balance evidenced by the Convertible Promissory Note, was extinguished in exchange for the issuance of units (the “Units”) consisting of one (1) share of our common stock, par value $0.001 per share (“Common Stock”) and one (1) warrant to purchase one (1) share of our Common Stock using the conversion price of $0.10 per Unit.  As a result of this exchange of debt for equity, we anticipate that we will incur reduced interest expenditures subsequent to this reporting period.

We recorded the write down of mineral property acquisition costs in the amount of $430,000 for the three months ended March 31, 2011, as compared to write down of mineral property acquisition costs of $0 for the three months ended March 31, 2010.  During the three months ended March 31, 2011, we recorded a provision for write-down of mineral property costs of $430,000 related to the Saramiriza Properties.  We are actively exploring these properties located in Peru, both directly and indirectly through test mining programs with third parties, and intend to continue to explore these properties to our fullest capabilities.  However, there can be no assurance that we will be able to do so in the future due to the change in business climate and other legal factors.  Consequently, we recorded a provision for write-down of mineral property costs resulting in a carrying value of $0.

We incurred exploration costs of $225,939 for the three months ended March 31, 2011, and exploration costs of $190,218 during the three months ended March 31, 2010.  Exploration costs incurred during the three months ended March 31, 2011 related to preparation for the test mining production as well as for the first steps of new social base line software and permits in anticipation of future full production should the results of the test mining operation be successful. Additionally, we evaluated new areas of the concessions for consideration as the next possible location to expand the test mining production area.

We incurred miscellaneous office expenditures of $45,076 for the three months ended March 31, 2011, compared to $21,296 for the three months ended March 31, 2010.  The increase is miscellaneous office expenditures is attributable to an increase in office and miscellaneous expenses associated with our operations in Peru for 2011 over the comparable period in 2010..

Increases in operating expenses during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was offset by decreases in stock based compensation and management fees.  We reported stock-based compensation of $177,046 for the three months ended March 31, 2011, compared to $812,038 for the three months ended March 31, 2010.  This decrease is attributable to a decrease in the number of stock options issued to employees and non-employees during the three months ended March 31, 2011.  We reported management fees of $69,000 for the three months ended March 31, 2011, compared to $111,000 for the three months ended March 31, 2010.  The decrease in management fees is attributable to a decrease in management personnel.

We incurred investor relations expenses of $51,534 for the three months ended March 31, 2011, compared to $93,221 for the three months ended March 31, 2010.  This decrease in investor relations costs during the three months ended March 31, 2011, as compared to the prior year, is attributable to the elimination of high cost investor relations programs in 2011.

Other Items

We reported foreign exchange loss of $7,301 for the three months ended March 31, 2011, as compared to foreign exchange gain of $29,265 for the prior year.   The foreign exchange gain or loss results from the translation of monetary assets and liabilities denominated in foreign currencies.  A decrease in foreign currency denominated monetary assets and liabilities in 2011 resulted in the decrease in foreign exchange gain in 2011.

We reported a gain on settlement debt of $157,469 for the three months ended March 31, 2011, as compared to $0 for the three months ended March 31, 2010.  The gain on settlement of debt was attributable to the conversion of $7,578,950  in debt owed by us into units at $0.10 per unit.

Net Loss

As a result of the above, for the three months ended March 31, 2011, we reported a net loss operating loss before and after income taxes of $5,228,435.  For the three months ended March 31, 2010 we reported a net loss operating loss before incomes taxes of $1,401,781 and a net loss of $1,212,214 for the reporting period after offsetting a future income tax recovery of $189,567.

We had a future income tax recovery of $189,567 for the three months ended March 31, 2010 as a result of  the reserves established due to our operating loss history and the tax benefits related to our mineral property costs activities.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.034 and $0.015 for the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $838,056 (December 31, 2010 - $4,181) and working capital deficit of $695,069 (December 31, 2010 - $3,165,504).

During the reporting period, we issued an aggregate of 75,789,500 units (the “Units”) to seventeen (17) accredited investors, that were also creditors, in exchange for these creditors converting and extinguishing an aggregate of $7,578,950 in debt owed by us using the conversion price of $0.10 per Unit. Each Unit consists of one (1) share of common stock of the Company, par value $0.001 per share (“Common Stock”) and one (1) warrant to purchase one (1) share of Common Stock of the Company (“Warrant”).  Each Warrant is exercisable for a period of eight (8) months from the date of issuance at a price of $0.10 per share.  As a result, we issued a total of 75,789,500 shares of Common Stock and Warrants to purchase 75,789,500 shares of the our Common Stock.

On June 30, 2010, we entered into a Loan Agreement (the “Loan Agreement”) with St. Lawrence Alluvial Services and Logistics Corp. (the “Lender”).  Under the terms of the Loan Agreement, the Lender agreed to loan us Three Hundred Twenty Thousand Dollars ($320,000) (the “Loan”).  We received the Loan on July 9, 2010 and agreed to repay the Loan within a maximum term of ninety (90) days from the execution of the Loan Agreement together with interest at a rate of twelve percent (12%) per year.  As of December 31, 2010, we had not repaid the Loan and were in default of the Loan Agreement.  During the reporting period, the Lender converted all outstanding indebtedness under the Loan Agreement into Units in accordance with the debt to equity conversions described above.

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

During the reporting period, we received gross proceeds of $2,257,000 from sales of equity securities in a private placement.  Notwithstanding the aforementioned conversions of debt to equity and proceeds received from our private equity offering, our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months even without taking into account to extent to which we may incur significant costs and expenses in connection with an SEC investigation.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We are considering a debt financing, but ultimately believe that it will not be an alternative for funding additional phases of exploration as we do not have limited tangible assets to secure any debt financing.  We presently do not have sufficient available authorized capital to make securing additional financing in the form of equity financing from the sale of our common stock a viable option.  We intend to submit a proposal to our shareholders to amend our Certificate of Incorporation for the purpose of increasing the authorized shares of our common stock, but have not done so yet and can provide no assurance that such proposal would be supporting by our shareholders.  In the absence of such financing, we will not be able to pursue our exploration program and may not be able to maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital or generate revenue from our test mining operation within the next twelve months, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  We may consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying our mineral property interests.  We have not undertaken any efforts to locate a joint venture participant.  Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests.  If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral property interests to the joint venture participant.

Cash Used in Operating Activities

Operating activities for the three months ended March 31, 2011 and 2010 used cash of $1,170,587 and $96,535 respectively, which reflect our recurring operating losses.  Our net losses of $5,228,435 and $1,212,214 for the three months ended March 31, 2011 and 2010, respectively, were the primary reasons for our negative operating cash flow in both years.  Our reporting negative operating cash flows for the three months ended March 31, 2011 was offset by a write down of mineral property costs of $430,000, stock-based compensation of $177,046 and accrued interest of $4,105,974 for the reporting period.

Cash Used in Investing Activities

For the three months ended March 31, 2011, we used $12,538 in investing activities, as compared to $244,314 used in investing activities during the three months ended March 31, 2010.  For the three months ended March 31, 2011, we purchased $12,538 in equipment, as compared to the three months ended March 31, 2010, in which we purchased $40,643 in equipment and expended $203,671 in connection with the acquisition of mineral property interests.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  Net cash flows provided by financing activities for the three months ended March 31, 2011 was $2,017,000, as compared to $203,999 for the three months ended March 31, 2010.

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

Going Concern

We have incurred net losses for the period from inception on March 6, 2000 to March 31, 2011 of $49,106,124 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Start-up Expenses

We have adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with our formation have been included in our expenses for the period from the date of inception on March 6, 2000 to March 31, 2011.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Dr. Michael Stocker, and our Chief Financial Officer, Mr. Peter Wiget.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are not effective.  Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, where management identified material weaknesses consisting of ineffective controls over the period-end financial close and reporting process and oversight and monitoring of certain international locations as of December 31, 2010 and lack of resources to manage the financial close process.  We are in the process of considering changes in our disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings.

During the three months ended March 31, 2011, there have been no material developments in the legal proceedings discussed in our Annual Report on Form 10-K for the period ended December 31, 2010.

Item 1A.    Risk Factors.

Not Applicable.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Goldsands Development Company

Date:	May 16, 2011

By: /s/ Michael Stocker Michael Stocker Title: Chief Executive Officer and Director
Date:	May 16, 2011
By: /s/ Peter Wiget Peter Wiget Title: Chief Financial Officer and Director

GOLDSANDS DEVELOPMENT COMPANY
(the “Registrant”)
(Commission File No. 000-49725)
Exhibit Index
to Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2011

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.1	Agreement, dated as of January 18, 2011, made among Swiss Mining, S.A., and the Company.	Exhibit 10.1 to the Company's Current Report on form 8-K filed January 20, 2011.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X