Form 10-Q
period 2011-06-30
GOLDSANDS DEVELOPMENT CO
filed 2011-08-16
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2011

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
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                          Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes  ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2011
Common Stock, $0.001 par value	187,517,618

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Consolidated Balance Sheet as of June 30, 2011.

F-2	Unaudited Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended June 30, 2011 and 2010 and from inception on March 6, 2000 to June 30, 2011.

F-3	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and from inception on March 6, 2000 to June 30, 2011.

F-4	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

Goldsands Development Company
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 June 2011	As at 31 December 2010 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	54,025	4,181
Amounts receivable (Note 4)	185,328	110,709
Prepaid expenses	15,046	20,072

	254,399	134,962

Equipment (Note 5)	139,710	159,509

Website development cost (Note 6)	-	4,167

	394,109	298,638

Liabilities

Current
Accounts payable and accrued liabilities (Note 8)	1,028,817	1,969,623
Current portion of convertible promissory note (Note 13)	102,872	614,466
Loans payable (Note 14)	-	393,312
Due to related parties (Note 9)	732,233	323,065

	1,863,922	3,300,466

Convertible promissory note (Note 13)	353,500	2,566,986

	2,217,422	5,867,452

Stockholders’ deficiency

Capital stock (Note 11)
Authorized
300,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
30 June 2011 – 187,517,618 common shares, par value $0.001
31 December 2010 – 88,158,118 common shares, par value $0.001	187,518	88,158
Share subscriptions received in advance (Note 11)	20,000	240,000
Additional paid in capital	39,995,694	33,448,191
Warrants (Note 11)	8,078,659	4,532,526
Deficit, accumulated during the exploration stage	(50,105,184)	(43,877,689)

	(1,823,313)	(5,568,814)

	394,109	298,638

The accompanying notes are an integral part of these consolidated financial statements.

Goldsands Development Company
(An Exploration Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 June 2011	For the three month period ended 30 June 2011	For the three month period ended 30 June 2010	For the six month period ended 30 June 2011	For the six month period ended 30 June 2010
	$	$	$	$	$

Expenses
Amortization expense (Notes 5 and 6)	401,329	20,935	18,770	41,493	37,977
Default on oil and gas deposit	25,000	-	-	-	-
Exploration costs (Note 7)	6,008,854	384,361	1,592,172	610,301	1,782,390
Interest (Notes 9, 13 and 14)	6,442,555	69,603	2,315,014	4,176,399	2,315,014
Investor relations	2,603,146	50,177	111,736	101,711	204,957
Management fees (Note 10)	1,323,676	92,258	90,340	161,258	201,340
Office and miscellaneous	655,018	59,376	21,479	104,452	42,775
Professional fees	3,404,730	289,571	262,203	472,643	407,363
Rent	196,381	-	7,572	-	9,542
Stock-based compensation (Note 12)	10,870,274	-	1,060,143	177,046	1,872,181
Travel	711,930	48,964	55,823	118,546	92,759
Write-down of equipment (Note 5)	26,611	-	-	-	-
Write-down of mineral property costs (Note 7)	23,041,959	-	-	430,000	-

Net operating loss before other items	(55,711,463)	(1,015,245)	(5,535,252)	(6,393,849)	(6,966,298)

Other items
Foreign exchange income (loss)	53,260	16,186	(1,789)	8,885	27,476
Gain on sale of oil and gas property	307,115	-	-	-	-
Gain on settlement of debt (Note 13)	157,469	-	-	157,469	-
Interest income	12,795	-	-	-	-
Provision for potential legal claims (Note 8)	(65,000)	-	-	-	-
Project management fees	60,000	-	-	-	-
Recovery of mineral property costs (Note 7)	210,070	-	-	-	-
Warrant expense (Note 11)	(713,500)	-	-	-	-

	22,209	16,186	(1,789)	166,354	27,476
Net operating loss before income taxes	(55,689,254)	(999,059)	(5,537,041)	(6,227,495)	(6,938,822)

Future income tax recovery (Note 15)	5,584,070	-	562,653	-	752,220

Net loss and comprehensive loss for the period	(50,105,184)	(999,059)	(4,974,388)	(6,227,495)	(6,186,602)

Basic and diluted loss per common share		(0.01)	(0.06)	(0.04)	(0.08)

Weighted average number of common shares used in per share calculations		187,517,618	82,389,703	170,789,895	80,300,403

The accompanying notes are an integral part of these consolidated financial statements.

Goldsands Development Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 June 2011	For the three month period ended 30 June 2011	For the three month period ended 30 June 2010	For the six month period ended 30 June 2011	For the six month period ended 30 June 2010
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(50,105,184)	(999,059)	(4,974,388)	(6,227,495)	(6,186,602)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Notes 9, 13 and 14)	6,369,365	69,603	2,315,014	4,175,576	2,315,014
Amortization (Notes 5 and 6)	401,329	20,935	18,770	41,493	37,977
Contributions to capital by related party expenses (Notes 10 and 16)	15,000	-	-	-	-
Future income tax recovery (Note 15)	(5,584,070)	-	(562,653)	-	(752,220)
Warrant expense (Note 11)	713,500	-	-	-	-
Common shares issued for services	24,199	-	-	-	-
Warrants issued for services	25,252	-	-	-	-
Gain on sale of oil and gas property	(307,115)	-	-	-	-
Gain of settlement of debt (Note 13)	(157,469)	-	-	(157,469)	-
Stock-based compensation (Note 12)	10,870,274	-	1,060,143	177,046	1,872,181
Write-down of mineral property costs (Note 7)	23,041,959	-	1,421,725	430,000	1,421,725
Write-down of equipment (Note 5)	26,611	-	-	-	-
Recovery of mineral property costs (Note 7)	(210,070)	-	-	-	-
Changes in operating assets and liabilities					-
(Increase) decrease in prepaid expenses	(15,046)	(472)	(23,952)	5,026	(25,280)
(Increase) decrease in amounts receivable (Note 4)	(151,051)	(66,855)	(4,827)	(74,619)	36,263
Increase (decrease) in accounts payable and accrued liabilities (Note 8)	755,841	(509,119)	26,367	(940,806)	270,639
Increase (decrease) in due to related parties (Note 9)	161,648	685,926	(15,335)	601,619	174,632

	(14,125,027)	(799,041)	(739,136)	(1,969,629)	(835,671)

Cash flows used in investing activities
Acquisition of mineral property interest (Note 7)	(887,842)	-	(301,420)	-	(505,091)
Business acquisition, net of cash received (Note 20)	(2,499,908)	-	(1,000,000)	-	(1,000,000)
Purchase of equipment (Note 5)	(304,092)	(4,990)	(22,144)	(17,527)	(62,787)
Website development costs (Note 6)	(64,693)	-	-	-	-
Purchase of oil and gas property	(642,006)	-	-	-	-

	(4,398,541)	(4,990)	(1,323,564)	(17,527)	(1,567,878)

Cash flows from financing activities
Issuance of common shares, net of share issue costs (Note 11)	9,198,035	-	340,251	1,383,592	614,250
Increase in due to related parties (Note 9)	87,304	-	-	-	-
Issuance of warrants (Note 11)	8,237,254	-	-	873,408	-
Convertible debentures	665,000	-	-	-	-
Loans payable (Note 14)	370,000	-	800,000	-	800,000
Share subscriptions received in advance (Note 11)	20,000	20,000	1,127,000	(220,000)	1,057,000

	18,577,593	20,000	2,267,251	2,037,000	2,471,250

Increase (decrease) in cash and cash equivalents	54,025	(784,031)	204,551	49,844	67,701

Cash and cash equivalents, beginning of period	-	838,056	68,275	4,181	205,125

Cash and cash equivalents, end of period	54,025	54,025	272,826	54,025	272,826

Supplemental Disclosures with Respect of Cash Flows (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

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

The Company’s consolidated financial statements as at 30 June 2011 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $6,227,495 for the six month period ended 30 June 2011 (30 June 2010 – $6,186,602) and has working capital deficit of $1,609,523 at 30 June 2011 (31 December 2010 – $3,165,504).

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
30 June 2011

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

2.            Changes in Accounting Policies

On 1 January 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2010-29, “Business Combination (Topic 805)”, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments of ASU No. 2010-29 also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on of after the beginning of the first annual reporting period beginning on or after 15 December 2010.  Early adoption is permitted.  The adoption of ASU No. 2010-29 did not have a material impact on the Company’s interim consolidated financial statements.

On 1 January 2011, the Company adopted ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of ASU No. 2010-09 did not have a material impact on the Company’s interim consolidated financial statements.

On 1 January 2011, the Company adopted ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  The adoption of ASU No. 2010-06 did not have a material impact on the Company’s interim consolidated financial statements.

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
30 June 2011

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 June 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

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

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 6 March 2000 to 30 June 2011.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

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

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

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

4.             Amounts Receivable

Amounts receivable are non-interest bearing, unsecured and have settlement dates within one year.

5.             Equipment

			Net Book Value
	Cost	Accumulated amortization	30 June 2011	31 December 2010 (Audited)
	$	$	$	$

Equipment	303,400	163,690	139,710	159,509

During the six month period ended 30 June 2011, total additions to property and equipment were $17,527 (30 June 2010 – $62,787).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

6.         Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	30 June 2011	31 December 2010 (Audited)
	$	$	$	$

Website development	64,693	64,693	-	4,167

During the six month period ended 30 June 2011, total additions to website development were $Nil (30 June 2010 – $Nil).

7.            Mineral Property Costs

Peruvian Gold Sands – Minera Maranon

On 29 September 2008, the Company entered into a Mineral Right option agreement with Temasek Investments Inc. (“Temasek”) to acquire mining properties totalling 382 km2 in Northeastern Peru (the “Peruvian Agreement”).  Pursuant to this Peruvian Agreement, the Company acquired four separate options from Temasek, each providing for the acquisition of a 25% interest in certain mining properties (the “Peruvian Gold Sands”).  The Peruvian Gold Sands are owned by Minera Maranon S.A.C (“Maranon”).  Bacon Hill, a wholly-owned subsidiary of Temasek, owns 999 shares of 1,000 shares of Maranon that are issued and outstanding.  Temasek owns the single remaining share of Maranon.  The acquisition of each 25% interest in the Peruvian Gold Sands will occur through the transfer to the Company of 25% of the outstanding shares of Bacon Hill (Note 20).

The Company may exercise the initial 25% option by fulfilling the following conditions:

a.    Pay a non-refundable $375,000 on the date the Peruvian Agreement is executed (paid);
b.    Issue 2,000,000 common shares within 5 business days (issued and valued at $1.01 per common share); and
c.    Pay an additional $375,000 prior to 28 December 2008 (paid).

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

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

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

Expenditures related to the Peruvian Gold Sands for the six month period ended 30 June 2011 consist of business development and project generation of $80,124 (30 June 2010 – $4,977, cumulative – $288,246), camp costs and field supplies of $24,495 (30 June 2010 – $Nil, cumulative – $118,255), drilling of $Nil (30 June 2010 – $Nil, cumulative – $268,816), mapping of  $Nil (30 June 2010 – $Nil, cumulative – $349), rental of $2,770 (30 June 2010 – $Nil, cumulative – $64,377), sampling of $Nil (30 June 2010 – $Nil, cumulative – $14,411), taxes and permitting of $Nil (30 June 2010 – $Nil, cumulative – $162,981), transportation and fuel of $22,201 (30 June 2010 – $9,971, cumulative – $919,737), and wages, consulting and management fees of $96,349 (30 June 2010 – $175,270, cumulative – $3,010,649).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

Peruvian Gold Sands – Minera Saramiriza

On 25 January 2010 (the “Effective Date”), the Company entered into an assignment agreement with Temasek (the “Minera Saramiriza Agreement”), to acquire a 100% interest in the mineral rights that are the property and title of Minera Saramiriza S.A.C (the “Saramiriza Properties”). In order for the Company to keep its interest in good standing and to exercise the option to acquire a 100% interest in the property, the Company must issue, within 30 business days from the Effective Date, 500,000 common shares of the Company (issued and valued at $0.81 per common share) to the order and direction of Temasek, which will be included in the initial 33% option payment as defined below.

The Company may exercise the initial 33% option by fulfilling the following conditions within 12 months of the Effective Date:

a.      Issue the initial 500,000 common shares (issued and valued at $0.81 per common share) (Notes 11 and 16);
b.      Pay $250,000 (issued 2,500,000 units in exchange for cash payment); and
c.      Issue an additional 1,000,000 common shares (issued and valued at $0.18 per common share) (Notes 11 and 16).

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

During the six month period ended 30 June 2011, the Company recorded a provision for write-down of mineral property costs of $430,000 (30 June 2010 – $Nil) (Note 16).

The Company has not conducted exploration activities during the six month periods ended 30 June 2011 and 2010 on this property.

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

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

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

During the year ended 31 December 2010, the Company recorded a provision for write-down of mineral property costs of $527,260 related to the Seabridge Gold Claims (Note 16).

The Company has not conducted exploration activities during the six month periods ended 30 June 2011 and 2010 on this property.

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

Expenditures related to the Atena Gold Project for the six month period ended 30 June 2011 consist of business development and project generation of $Nil (30 June 2010 – $Nil, cumulative – $108), camp costs and field supplies of $Nil (30 June 2010 – $Nil, cumulative – $57,011), geochemical of $Nil (30 June 2010 – $Nil, cumulative – $52,621), geology and engineering of $Nil (30 June 2010 – $Nil, cumulative – $8,123), geophysics of $Nil (30 June 2010 – $Nil, cumulative – $8,291), mapping of $Nil (30 June 2010 – $Nil, cumulative – $29,260), taxes and permitting of $Nil (30 June 2010 – $Nil, cumulative – $23,294), transportation and fuel of $Nil (30 June 2010 – $Nil, cumulative – $112,684), trenching of $Nil (30 June 2010 – $Nil, cumulative – $22,139), and wages, consulting and management fees of $Nil (30 June 2010 – $9,265, cumulative – $123,874).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

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

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

During the year ended 31 December 2010 the Company recorded a recovery of mineral property costs of $210,070 related to the Cerro Amarillo property (Note 16).

Expenditures related to the Cerro Amarillo Property for the six month period ended 30 June 2011 consist of camp costs and field supplies of $Nil (30 June 2010 – $Nil, cumulative – $7,589), geochemical of $Nil (30 June 2010 – $Nil, cumulative – $1,903), geology and engineering of $Nil (30 June 2010 – $Nil, cumulative – $345), taxes and permitting of $Nil (30 June 2010 – $Nil, cumulative – $12,973), transportation and fuel of $Nil (30 June 2010 – $Nil, cumulative – $35,544), and wages, consulting and management fees of $Nil (30 June 2010 – $Nil, cumulative – $66,576).

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

Included in accounts payable and accrued liabilities at 30 June 2011 is $75,000 (31 December 2010 – $75,000) related to a legal claim for the Amira Property (Notes 8 and 19).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

Expenditures related to the Amira, Amira Norte and Esparta II Properties for the six month period ended 30 June 2011 consist of business development and project generation of $Nil (30 June 2010 – $Nil, cumulative – $18,163), camp costs and field supplies of $Nil (30 June 2010 – $Nil, cumulative – $13,065), geochemical of $Nil (30 June 2010 – $Nil, cumulative – $2,073) property assessment of $Nil (30 June 2010 – $Nil, cumulative – $6,428), transportation and fuel of $Nil (30 June 2010 – $Nil, cumulative – $74,577), and wages, consulting and management fees of $Nil (30 June 2010 – $Nil, cumulative – $100,036).

8.         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities at 30 June 2011 is $45,000 and $20,000 (31 December 2010 – $45,000 and $20,000) related to settlement of potential legal claims on incidents arising from the mineral property interests and the related legal fees, respectively.

Included in accounts payable and accrued liabilities at 30 June 2011 is $75,000 (31 December 2010 – $75,000) related to a legal claim for the Amira Property (Notes 7 and 19).

Included in accounts payable and accrued liabilities at 30 June 2011 is $27,070 (31 December 2010 – $27,070) related to a legal claim from a vendor of the Company (Note 19).

9.         Due to Related Parties

As at 30 June 2011, the amount due to related parties consists of $17,306 (31 December 2010 – $323,065) payable to directors and former directors of the Company and $29,000 (31 December 2010 – $Nil) payable to companies controlled by shareholders and directors of Maranon.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

On 13 October 2010, the Company entered into loan agreements with two directors of the Company for $20,000 cash each.  The principal balances bear interest at a rate of 10% per annum, are unsecured and have no fixed terms of repayment.  On 24 January 2011, the Company issued 410,000 units valued at $41,000 to settle the principal and interest amount of $40,000 and $1,000, respectively. The balance as at 30 June 2011 consists of principal of $Nil (31 December 2010 – $40,000) and accrued interest of $Nil (31 December 2010 – $1,000) (Notes 11 and 16).

On 13 October 2010, the Company entered into loan agreements with a director and officer of the Company for $20,000 cash.  The loan is non-interest bearing, unsecured and has no fixed terms of repayment.  During the six month period ended 30 June 2011, the Company accrued interest expense of $Nil (30 June 2010 – $Nil). The balance as at 30 June 2011 consists of principal of $20,000 (31 December 2010 – $20,000) and accrued interest of $Nil (31 December 2010 – $Nil).

On 24 January 2011, the Company issued 1,514,500 units valued at $151,450 to settle amounts due to related parties of $151,450 (Notes 11 and 16).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

10.      Related Party Transactions

During the six month period ended 30 June 2011, the Company paid or accrued management and consulting fees of $122,000 (30 June 2010 – $201,340, cumulative – $1,281,078) to directors and officers of the Company and companies controlled by directors and officer.

During the six month period ended 30 June 2011, the Company paid or accrued professional fees and mineral exploration expenditures of $9,834 (30 June 2010 – $Nil, cumulative – $325,892) to an officer and a company controlled by the officer of the Company.

During the six month period ended 30 June 2010, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (30 June 2010 – $Nil, cumulative – $12,000) and $Nil (30 June 2010 – $Nil, cumulative – $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 16).

11.       Capital Stock

Authorized

The total authorized capital consists of:

-    300,000,000 of common shares with par value of $0.001
-    50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

As at 30 June 2011, the total issued and outstanding capital stock is 187,517,618 common shares with a par value of $0.001 per common share.

On 31 March 2011, a total of 5,000,000 previously outstanding share purchase warrants were cancelled.

On 22 March 2011, the Company issued 6,410,000 units at a price of $0.10 per unit for total proceeds of $641,000.  Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 30 June 2011, all share purchase warrants in this series remain outstanding.

On 10 February 2011, the Company issued 16,160,000 units at a price of $0.10 per unit for total proceeds of $1,616,000.  Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 30 June 2011, all share purchase warrants in this series remain outstanding.

On 27 January 2011, the Company issued 1,000,000 common shares valued at $0.18 per common share pursuant to the Minera Saramiriza Agreement (Notes 7 and 16).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

On 24 January 2011, the Company issued 67,500,000 units in relation to the settlement of a portion of the Convertible Promissory Note Agreement of the Company in exchange for the conversion of $6,750,000 in debt at a conversion price of $0.10 per unit. Each unit consists of one share of common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 30 June 2011, all share purchase warrants in this series remain outstanding (Notes 13 and 16).

On 24 January 2011, the Company issued 3,865,000 units in relation to the settlement of the Second Loan Agreement and the Third Loan Agreement of the Company in exchange for the conversion of $386,500 in debt at a conversion price of $0.10 per unit. Each unit consists of one share of common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 30 June 2011, 1,365,000 share purchase warrants in this series remain outstanding (Notes 14 and 16).

On 24 January 2011, the Company issued 2,500,000 units in relation to the initial 33% option of the Minera Saramiriza Agreement of the Company in exchange for the conversion of $250,000 for an option payment at a conversion price of $0.10 per unit. Each unit consists of one share of common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 30 June 2011, no share purchase warrants in this series remain outstanding (Notes 7 and 16).

On 24 January 2011, the Company issued 1,924,500 units related to amounts due to related parties of the Company in exchange for the conversion of $192,450 in debt at a conversion price of $0.10 per unit. Each unit consists of one share of common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 30 June 2011, all share purchase warrants in this series remain outstanding (Notes 9 and 16).

On 29 September 2010, the Company issued 5,141,421 units at a price of $0.65 per unit for total proceeds of $3,155,892, net of issue cost of $186,025. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.80 up to 29 September 2011 (extended to 29 September 2012) commencing 29 March 2011. As at 30 June 2011, all share purchase warrants in this series remain outstanding.

On 29 September 2010, the Company issued 208,676 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.80 up to 29 September 2011 (extended to 29 September 2012), commencing 29 March 2011. As at 30 June 2011, all share purchase warrants in this series remain outstanding (Note 16).

On 3 August 2010, the Company issued 15,000 common shares at a price of $0.70 per share for total proceeds of $10,500 upon the exercise of previously outstanding share purchase warrants. As at 30 June 2011, 3,668,927 share purchase warrants in this series remain outstanding.

On 7 June 2010, the Company issued 54,285 common shares at a price of $0.70 per share for total proceeds of $38,000 upon the exercise of previously outstanding share purchase warrants. As at 30 June 2011, 3,668,927 share purchase warrants in this series remain outstanding.

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

On 17 April 2010, a total of 200,000 previously outstanding share purchase warrants expired.

On 13 April 2010, the Company issued 4,000,000 common shares valued at $1.05 per common share pursuant to the Third Peruvian Agreement (Notes 7 and 16).

On 19 March 2010, the Company issued 500,000 common shares valued at $0.81 per common share pursuant to the Minera Saramiriza Agreement (Notes 7 and 16).

On 16 March 2010, the Company issued 391,427 common shares at a price of $0.70 per share for total proceeds of $273,999 upon the exercise of previously outstanding share purchase warrants. As at 30 June 2011, 3,668,927 share purchase warrants in this series remain outstanding.

On 1 December 2009, the Company issued 7,533,462 units at a price of $0.65 per unit for total proceeds of $4,686,496, net of issue costs of $210,254. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $1.00 up to 1 December 2010 (extended to 1 December 2011), commencing 1 June 2010. As at 30 June 2011, all share purchase warrants in this series remain outstanding.

On 1 December 2009, the Company issued 315,775 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.00 up to 1 December 2010 (extended to 1 December 2011), commencing 1 June 2010. As at 30 June 2011, all share purchase warrants in this series remain outstanding (Note 16).

On 2 November 2009, the Company issued 2,500,000 common shares valued at $1.18 per common share pursuant to the Second and Third Peruvian Amendments (Notes 7 and 16).

On 2 September 2009, the Company issued 923,428 units at a price of $0.35 per unit for total proceeds of $323,200. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 2 September 2011 (extended to 2 September 2012), commencing 2 March 2010. As at 30 June 2011, all share purchase warrants in this series remain outstanding.

On 14 August 2009, a total of 5,007,300 previously outstanding share purchase warrants expired.

On 14 August 2009, a total of 350,511 previously outstanding agent compensation warrants expired.

On 9 July 2009, the Company issued 4,129,639 units at a price of $0.35 per unit for total proceeds of $1,445,373. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 9 July 2011 (extended to 9 July 2012), commencing 9 January 2010. As at 30 June 2011, 3,668,927 share purchase warrants in this series remain outstanding.

On 29 June 2009, the Company issued 2,000,000 common shares valued at $0.65 per common share pursuant to the Second Peruvian Amendment (Notes 7 and 16).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

On 2 June 2009, the Company issued 2,000,000 common shares valued at $0.73 per common share pursuant to the Atena Agreement (Notes 7 and 16).

On 2 June 2009, the Company issued 300,000 common shares valued at $0.73 per common share pursuant to the Cerro Amarillo Agreement (Notes 7 and 16).

On 17 April 2009, the Company issued 200,000 units at a price of $0.80 per unit for proceeds of $160,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.70 up to 17 April 2010, commencing 17 October 2009.  As at 30 June 2011, none of the share purchase warrants in this series remain outstanding.

On 7 April 2009, a total of 1,009,211 previously outstanding share purchase warrants were cancelled.

On 7 April 2009, a total of 70,645 previously outstanding agent compensation warrants were cancelled.

Share Purchase Warrants

The following share purchase warrants were outstanding at 30 June 2011:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.10	70,789,500	0.22
Warrants	0.10	16,160,000	0.28
Warrants	0.10	6,410,000	0.39
Agent compensation warrants	1.00	315,775	0.42
Warrants	1.00	7,533,462	0.42
Warrants	0.70	3,668,927	1.02
Warrants	0.70	923,428	1.17
Agent compensation warrants	0.80	208,676	1.25
Warrants	0.80	5,141,421	1.25

		111,151,189

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

The following is a summary of warrant activities during the year ended 31 December 2010 and the six month period ended 30 June 2011:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2010	13,102,304	0.88

Granted	5,350,097	0.80
Exercised	(460,712)	0.70
Cancelled	-	-
Expired	(200,000)	0.70

Outstanding and exercisable at 31 December 2010	17,791,689	0.86

Weighted average fair value of warrants granted during the year		0.03

Outstanding and exercisable at 1 January 2011	17,791,689	0.86

Granted	98,359,500	0.10
Exercised	-	-
Cancelled	(5,000,000)	0.10
Expired	-	-

Outstanding and exercisable at 30 June 2011	111,151,189	0.22

Weighted average fair value of warrants granted during the period		0.11

The weighted average grant date fair value of warrants issued during the six month period ended 30 June 2011, amounted to $0.11 per warrant (31 December 2010 – $0.03). The fair value of each warrant granted was determined using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

	2011	2010

Risk free interest rate	0.21%	0.27%
Expected life	0.67 year	1.00 year
Annualized volatility	154.11%	101.18%
Expected dividends	-	-

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

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

The fair value of the warrants as of 15 November 2010 before modification of the terms was calculated to be $267,525. The following assumptions were used to calculate the fair value of the warrants:

Risk free interest rate	0.17%
Expected life	0.46 year
Annualized volatility	155.63%
Expected dividends	-

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

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

Stock Options

The following incentive stock options were outstanding at 30 June 2011:

	Exercise price	Number of options	Remaining contractual life (years)
	$

Options	1.00	290,000	6.60
Options	0.70	460,000	7.89
Options	1.10	260,000	8.57
Options	0.72	60,000	9.02

		1,070,000

The following is a summary of stock option activities during the year ended 31 December 2010 and the six month period ended 30 June 2011:

	Number of options	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2010	6,075,000	0.85

Granted	3,300,000	1.08
Exercised	-	-
Cancelled	(4,255,000)	0.87

Outstanding and exercisable at 31 December 2010	5,120,000	0.98

Weighted average fair value of options granted/vested during the year		1.00

Outstanding and exercisable at 1 January 2011	5,120,000	0.98

Granted	-	-
Exercised	-	-
Cancelled (Note 12)	(4,050,000)	1.01

Outstanding and exercisable at 30 June 2011	1,070,000	0.88

Weighted average fair value of options granted/vested during the period		0.16

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

Share Subscriptions Received in Advance

Share subscriptions received in advance consists of $20,000 (31 December 2010 – $240,000) cash received by the Company for 200,000 common shares (31 December 2010 – 2,400,000) that have not yet been issued as at 30 June 2011 (Note 21).

12.      Stock-Based Compensation

During the year ended 31 December 2010, the Company granted 3,090,000 stock options to employees, directors and consultants of the Company, entitling the holders to purchase common shares of the Company for proceeds of $1.10 per common share expiring 22 January 2020, of which 2,490,000 were granted to employees and 600,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the six month period ended 30 June 2011, estimated using Black-Scholes Option Pricing Model, was $164,363 (30 June 2010 – $1,088,041).  This amount has been expensed as stock-based compensation.

During the year ended 31 December 2010, the Company granted 210,000 stock options to employees, directors and consultants of the Company, entitling the holders to purchase common shares of the Company for proceeds of $0.72 per common share expiring 7 July 2020, of which Nil were granted to employees and 210,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the six month period ended 30 June 2011, estimated using Black-Scholes Option Pricing Model, was $12,683 (30 June 2010 – $Nil). This amount has been expensed as stock-based compensation.

During the year ended 31 December 2009, the Company granted 5,440,000 stock options to employees, directors and consultants of the Company entitling the holders to purchase common shares of the Company for proceeds of $0.70 per common share expiring 20 May 2019 of which 3,240,000 were granted to employees and 2,200,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the six month period ended 30 June 2011, estimated using Black-Scholes Option Pricing Model, was $Nil (30 June 2010 – $784,140). This amount has been expensed as stock-based compensation.

A total of 4,050,000 of the previously granted outstanding stock options of the Company were cancelled during the six month period ended 30 June 2011 (31 December 2010 – 4,255,000) (Note 11).

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

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

13.          Convertible Promissory Note

On 8 April 2010, the Company entered into a convertible promissory note agreement (the “Convertible Promissory Note Agreement”) with Temasek valued at $7,000,000 pursuant to the Minera Maranon Agreement.  The principal balance bears interest at a rate of 12% per annum payable annually, with principal payable upon maturity.  All unpaid principal, together with any unpaid and accrued interest is due and payable on the date of maturity of 8 April 2013. Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one share of the Company’s common stock and one warrant to purchase one share of the Company's common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit. On 24 January 2011, the Company issued 67,500,000 units valued at $6,750,000 to settle a portion of the principal and interest amount of $6,300,000 and $600,657, respectively, resulting in a gain of $150,657 (Notes 7, 11 and 16).

During the six month period ended 30 June 2011, the Company accrued interest of $4,175,576 (30 June 2010 – $Nil) of which $4,086,514 (30 June 2010 – $Nil) is related to amortization of debt discount (Note 16).

14.           Loans Payable

On 1 April 2010 (the “Execution Date”), the Company entered into a loan agreement (the “Loan Agreement”) with St. Lawrence Alluvial Services and Logistics Corp. for $800,000 cash.  The principal balance bears interest at a rate of 12% per annum, with interest and principal payable 90 days after the Execution Date.  The Company repaid the outstanding balance during the year ended 31 December 2010.

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

The balance as at 30 June 2011 consists of principal and accrued interest of $Nil (31 December 2010 – $370,000) and $Nil (31 December 2010 – $23,312), respectively.

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

15.       Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2011.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for consolidated financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.
The provision for refundable federal income tax consists of the following:

	For the six month period ended 30 June 2011	For the six month period ended 30 June 2010
	$	$
Deferred tax asset attributable to:
Current operations	2,090,001	2,254,516
Amortization	(6,590)	(12,826)
Stock based compensation	(60,196)	(636,541)
Change in valuation allowance	(2,023,215)	(852,929)

Future income tax recovery	-	752,220

The composition of the Company’s deferred tax assets as at 31 March 2011 and 31 December 2010 is as follows:

	As at 30 June 2011	As at 31 December 2010 (Audited)
	$	$

Net income tax operating loss carryforward	44,568,460	38,538,946

Statutory federal income tax rate	33.62%	33.63%
Effective income tax rate	0.00%	0.00%

Future income tax assets (liabilities)
Tax loss carryforward	14,982,859	12,959,644
Less: Valuation allowance	(14,982,859)	(12,959,644)

Future income tax assets (liabilities)	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

As at 30 June 2011, the Company has an unused net operating loss carryforward balance of approximately $44,568,460 that is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires between the years 2021 to 2031.

16.       Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 30 June 2011	For the three month period ended 30 June 2011	For the three month period ended 30 June 2010	For the six month period ended 30 June 2011	For the six month period ended 30 June 2010
	$	$	$	$	$

Cash paid during the period for interest	78,802	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-

During the six month period ended 30 June 2011, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (30 June 2010 – $Nil, cumulative – $12,000) and $Nil (30 June 2010 – $Nil, cumulative – $3,000), respectively.  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 10).

During the year ended 31 December 2010, the Company recorded a recovery of mineral property costs of $210,070 related to the Cerro Amarillo property (Note 7).

During the six month period ended 30 June 2011, the Company recorded a total write-down of mineral property expenditures in the amount of $430,000 related to the Saramiriza Properties (Note 7).

During the six month period ended 30 June 2011, the Company issued 75,789,500 units valued at $7,578,950 to settle mineral property option payment, convertible promissory note, loans payable and due to related parties amounts (Notes 7, 9, 11, 13 and 14).

During the six month period ended 30 June 2011, the Company accrued interest of $4,175,576 (30 June 2010 – $Nil) of which $4,086,514 (30 June 2010 – $Nil) is related to amortization of debt discount (Note 13).

During the year ended 31 December 2010, the Company recorded a total write-down of mineral property expenditures in the amount of $18,272,629 related to the Peruvian Gold Sands, Saramiriza Properties and Seabridge Gold Claims (Note 7).

On 29 September 2010, the Company issued 208,676 agent compensation warrants valued at $5,412 for agent services rendered (Note 11)

On 13 April 2010, the Company issued 4,000,000 common shares valued at $1.05 per common share pursuant to the Third Peruvian Amendment (Notes 7 and 11).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

On 8 April 2010, the Company issued a convertible promissory note valued at $7,000,000 pursuant to the Minera Maranon Agreement. During the year ended 31 December 2010, the Company accrued $2,043,952 (31 December 2009 – $Nil) of which $1,429,486 is related to amortization of debt discount (Notes 7 and 13).

On 19 March 2010, the Company issued 500,000 common shares valued at $0.81 per common share pursuant to the Minera Saramiriza Agreement (Notes 7 and 11).

During the year ended 31 December 2009, the Company recorded a total write-down of mineral property expenditures in the amount of $4,339,330 related to the Atena, Cerro Amarillo and Amira properties (Note 7).

During the year ended 31 December 2009, the Company recorded a total write-down of equipment in the amount of $26,611.

During the year ended 31 December 2009, the Company issued 315,775 agent compensation warrants valued at $262,788 for agent services rendered (Note 11).

During the year ended 31 December 2009, the Company issued 2,500,000 common shares valued at $1.18 per common share pursuant to the Second and Third Peruvian Amendments (Notes 7 and 11).

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

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

As at 30 June 2011, the carrying amounts of cash and cash equivalents, amounts receivables, accounts payable, amounts due to related parties and other liabilities approximated their estimated fair values because of the short maturity of these financial instruments.

The carrying amount of long-term debt and other financing was $353,500. During the year ended 31 December 2010, the Company estimated the fair value of the beneficial conversion feature of the convertible promissory note at inception using both the quoted market price of the Company’s common shares and the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate of 0.46%, expected life of 1 year, expected volatility of 114% and expected dividends of 0%.  The fair value of the beneficial conversion feature was estimated at $5,862,500, and was recorded as a component of equity, of which $2,100,000 would be a Level 1 fair value and $3,762,500 would be a Level 2 fair value.

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations and arises primarily from the Company’s cash and cash equivalents and amounts receivable. The Company manages its credit risk relating to cash and cash equivalents by dealing only with highly-rated US financial institutions.  As at 30 June 2011, amounts receivable was comprised of Value Added Tax receivable in Peru of $180,256 (31 December 2010 – $103,054) and other receivables of $5,072 (31 December 2010 – $7,656).  As a result, credit risk is considered insignificant.

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

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

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

The Company is unable to predict the outcome of the SEC investigation at this time.  An estimate of the possible loss related to this matter cannot be made and, as a result, no liability has been accrued as at 30 June 2011.

b.     Included in accounts payable and accrued liabilities at 30 June 2011 is $75,000 (31 December 2010 – $75,000) related to a legal claim for the Amira Property (Notes 7 and 8).

c.     In April 2011, the Company received a formal claim from a vendor of the Company for $27,070 plus interest and court costs related to a lease agreement and services rendered to the Company.  As at 30 June 2011, a total of $27,070 (31 December 2010 – $27,070) was included in accounts payable and accrued liabilities of the Company (Note 8).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

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

During the year 31 December 2010, the Company completed the acquisition of the remaining 50% interest in Bacon Hill from the non-controlling interest.  The aggregate purchase price was $14,560,000 paid by $1,000,000 in cash, 6,000,000 common shares of the Company valued at $6,560,000 and convertible promissory note in the amount of $7,000,000 (Notes 7, 11, 13 and 16).

21.           Subsequent Event

The following reportable event occurred during the period from the six month period ended 30 June 2011 to the date the consolidated financial statements were available to be issued on 15 August 2011:

The Company issued 200,000 common shares valued at $0.10 per share for total proceeds of $20,000, which had been received during the six month period ended 30 June 2011 (Note 11).

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	potential or pending investigations, proceedings or litigation that involves or affects us;

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

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

In the first quarter of 2011 we exercised the initial thirty-three percent option and acquired a thirty-three percent interest in the Mineral Rights by paying to Temasek the balance of the consideration required to exercise the initial thirty-three percent option.  Since the execution of the Option Agreement, we have satisfied the requirement to pay $250,000 by the issuance of 2,500,000 shares and warrants and have issued 1,500,000 shares of our common stock to Temasek in accordance with the terms of the Option Agreement.

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

Based on the results from the initial phase of the drilling program and the ground magnetic surveys, we planned a Phase II drilling campaign that commenced in April 2010 and was completed in October 2010.  In preparation for commencing this second phase of drilling activity, we further increased our drilling capabilities by purchasing two additional bangka drills that were manufactured and delivered to the property site in April 2010.  The objective of this drilling was to determine if we can define reserves of sufficient size to sustain a fleet of high capacity dredges and floating plants in the future.  The Phase II drilling campaign cost approximately US$500,000 to complete.  The Phase II 100-hole program consisted of definition drilling within a 2.5 square kilometer grid “GSDG1” situated over a large paleo channel that was successfully drilled during the 26-hole initial phase of the drilling program referenced above.  The grid was comprised of 4 lines, equally spaced at 250 meters apart.  Along each line, holes were drilled every 100 meters to depths of up to 15 meters.  Bulk samples collected by excavating small pits and shafts were used for metallurgical testing as well as to confirm drill results.

As a result of the Phase II drilling campaign, we were able to identify three large, variable-grade systems of mineralization.  These systems lie near the surface and are at least 100 meters wide, an average of 2.5 meters deep and no less than 600 meters in length.  The first system of gold mineralization, which we refer to as “HBD-33”, was discovered near the mid-point of GSDG1. Five holes were drilled using hand Banka drills at 20-meter spacing. The drilling yielded average gold grades of 159.3mg/cubic meter (within a range of 101.1 to 216.0 mg/cubic meter).  The width of the potential pay horizons averages 3.07 meters (10.07 feet) with a range of 2.2 meters to 4.70 meters. The gold is contained in volcanic-quartz type fluvial gravels beneath an average of only 2.73 meters (8.95 feet) of sandy overburden.  The second system of gold mineralization, which we refer to as “HBD-XX” trends northeast-southwest through GSDG1. Drilling, at 30-meter spacing, during the Phase II program outlined an average grade of 86 mg/cubic meter along a linear 110 meter (361 feet) channel with an average width of 40 meters (131 feet).  The third system of gold mineralization returned values as high as 286.5 mg/m3 over a width of 60m and a thickness of 2.0 meters.

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

Based on these results, we sought to implement a small-scale test mining operation on the 2.5 square kilometer grid that was the subject of our Phase II drilling campaign as a preliminary step towards determining the feasibility of full-scale production.  On January 18, 2011, we entered into an Agreement (the “Agreement”) with Swiss Mining S.A., a limited liability company organized and incorporated under the laws of Perú (“Swiss Mining”). Pursuant to the Agreement, Swiss Mining carried out a test mining operation on the MIKA 2 concession located in the Peruvian Province of Datem del Marañon, District of Manseriche (the “MIKA 2 Concession”). The area encompassing the MIKA 2 concession is the 2.5 square kilometer grid that was the subject of the our Phase II drilling campaign.  The test mining operation commenced on March 28, 2011 and was completed on July 10, 2011.

Swiss Mining was responsible and liable for all work, services, labor, materials, equipment, supplies and other related costs necessary to implement the test mining operation.  The parties agreed to an allocation of revenues, if any, from the sale or other disposition of ores, concentrates or minerals produced from the MIKA 2 concession (“Net Returns”) equal to thirty percent (30%) to us and seventy percent (70%) to Swiss Mining until the agreed upon costs of US $425,000 are fully covered by Swiss Mining. Thereafter, any Net Returns beyond this cost recovery shall be divided equally between Swiss Mining and us on a 50/50 basis. Notwithstanding the foregoing, we agree to negotiate a different allocation of Net Returns so long as Swiss Mining has not recovered its costs of US $425,000 should the price of gold drop below US $1,300 per ounce or increase above $1,500 per ounce for at least 5 consecutive business days.

Under the terms of the Agreement, we had the right to monitor, at our own expense, all activities performed by Swiss Mining or its subcontractors under this Agreement including, but not be limited to, the right to make site inspections at any time, to bring experts and consultants onsite to examine or evaluate work in progress or completed work, to examine the books, ledgers, documents, papers, and records pertinent to this Agreement and to observe personnel in every phase of their performance of the related work.

We believed that a pilot operation would deliver important data that reflects on the potential dredging and gold separation possibilities of this project.  A small-scale test mining operation will also be helpful to determine if the proposed gold separation equipment is viable in the project's environment and if the recoverable grades of gold are sufficient to sustain such an operation.  Based on the test mining operation, our geological team determined that dredging in the project area was possible and the gold separation equipment used was viable in the project’s environment.

The recently completed test mining production program on the our MIKA 2 concession produced the following results: 7920 m3 (10,296 cu. Yards) of gravel were extracted, producing 2445.86g. of raw gold at an average gold grade of 309 mg/m3.  The test mining operation did not result in the production of enough raw gold to provide for Swiss Mining’s ability to recover all of its costs.  Under this circumstance, the Agreement provides that any Net Returns shall be allocated  thirty percent (30%) to us and seventy percent (70%) to Swiss Mining.  As a result, we are entitled to 733.75g of raw gold or its equivalent value in cash.  Subsequent to the reporting period, Swiss Mining delivered to our indirect subsidiary, Minera Marañón, 263.86g of raw gold and is obligated under the Agreement to make delivery of either the remaining 469.89g of raw gold we are entitled to or the equivalent value in cash.

While management considers these results from the test mining operation to be favorable, we caution that these results are limited to the MIKA 2 concession and do not in any way indicate the presence of a commercially viable mineral deposit.  We will require significantly more data in order to determine whether a commercially viable mineral deposit exists on our mineral property interests in Peru.

Given that the foregoing test mining operation on the MIKA 2 concession has provided data that reflects positively on the potential dredging and gold separation possibilities of this project, we are considering how best to proceed in our attempt to further define the resource and potential of the project.  Specifically, we are considering whether the best exploration plan going forward is to expand the test mining operation to other concessions, design a Phase III drilling campaign to expand the Phase II drill program beyond the initial 2.5 square kilometer exploration area to other areas of suspected high mineralization within the Peru Property or a combination of both approaches.   Our geological team has identified other areas of suspected high mineralization to target for exploration.  However, the implementation of any further drilling activity is dependent on our ability to a secure additional financing.  If we are unable to secure additional financing for these activities, we will be unable to expand the test mining operation or commence a Phase III drilling campaign until such time that we are able to secure sufficient financing.

In May 2010, we initiated the process for expanding our exploration program a, which will allow us to explore the entire area that comprises the Peru Property and allow for drilling and bulk sampling over the entire project area.  However, we did not conclude the Environmental Impact permit due to insufficient financing, but will seek to recommence the permiting process and secure such permit if we are successful in securing additional financing.

While we have commenced our planned exploration program, we must secure additional financing in order to be able to sustain drilling activity, expand the scope of the foregoing test mining operation and/or commence a Phase III drilling campaign or we will be forced to cease our exploration and development program.  We have undertaken efforts to locate a joint venture participant, but there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests.  To the extent that we are able to located a joint venture participant, we would anticipate that our budget and exploration program would be significantly influenced by the joint venture partner.

To the extent we are unable to locate a joint venture participant, but are able to secure additional financing, our plan would be to incur the following exploration costs for the next twelve months:

Activity	$USD
PROJECT COSTS:
Property-related costs	12,000
Environmental/Social permits	159,300
Exploration	108,000
Field costs	84,000
Travel expenses	134,000
Administration on site	174,000
ADMINISTRATION	279,600
TOTAL	$950,900

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Revenues

We have not generated any revenues from operations since our inception.

Operating Expenses

We incurred operating expenses in the amount of $1,015,245 for the three months ended June 30, 2011, as compared to operating expenses of $5,535,252 for the three months ended June 30, 2010.  The substantial decrease in our operating expenses for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, is primarily attributable to a significant decrease in interest expense, stock-based compensation and exploration costs incurred during the reporting period.

We accrued interest expense of $69,603 for the three months ended June 30, 2011, as compared to interest expense of $2,315,014 during the three months ended June 30, 2010.  This significant decrease in interest during the reporting period was primarily attributable to the conversion of promissory notes into shares of common stock during the first quarter of 2011 which subsequent to the conversion in the second quarter of 2011 no longer accrued interest, but did accrue interest in the second quarter of 2010.  In April 2010 as part of the consideration required for our acquisition of 100% of the mining and mineral rights underlying the Peru Property, we issued to Temasek Investment Inc. (“Temasek”) a $7,000,000 convertible promissory note (“Convertible Promissory Note”) with interest accruing at a rate of 12% per annum.  In January 2011, an aggregate of $7,578,950 in debt, including $6,300,000 of the initial principal balance evidenced by the Convertible Promissory Note, was extinguished in exchange for the issuance of units (the “Units”) consisting of one (1) share of our common stock, par value $0.001 per share (“Common Stock”) and one (1) warrant to purchase one (1) share of our Common Stock using the conversion price of $0.10 per Unit.  As a result of this exchange of debt for equity, interest expenditures decreased during the reporting period.

We incurred exploration costs of $384,361 for the three months ended June 30, 2011, and exploration costs of $1,592,172 during the three months ended June 30, 2010.  Exploration costs incurred during the three months ended June 30, 2011 related to the test mining production as well as for the first steps of new social base line software and permits in anticipation of future full production should the results of the test mining operation be successful. Additionally, we evaluated new areas of the concessions for consideration as the next possible location to expand the test mining production area.  Exploration costs incurred during the three months ended June 30, 2010 were attributable to 100-hole drill program being conducted on the MIKA 2 Concession.

We reported expenses for stock-based compensation of $0 for the three months ended June 30, 2011, compared to $1,060,143 for the three months ended June 30, 2010.  The decrease in stock-based compensation is attributable to no stock-based compensation being paid during the three months ended June 30, 2011, to the cancellation of 3,105,000 stock options during the third and fourth quarter of 2010 and the cancellation of 4,050,000 stock options during the first quarter of 2011.

We incurred investor relations expenses of $50,177 for the three months ended June 30, 2011, compared to $111,736 for the three months ended June 30, 2010.  This decrease in investor relations costs during the three months ended June 30, 2011, as compared to the prior year, is attributable to the elimination of high cost investor relations programs in 2011.

Decreases in operating expenses during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was offset by increases in miscellaneous office expenditures.  We reported miscellaneous office expenditures of $59,376 for the three months ended June 30, 2011, compared to $21,479 for the three months ended June 30, 2010.  This increase is attributable to  rent, facilities support, office supplies and materials purchased in support of our operating subsidiary.

Other Items

We reported foreign exchange income of $16,186 for the three months ended June 30, 2011, as compared to foreign exchange gain of $1,789 for the prior year.   The foreign exchange gain or loss results from the translation of monetary assets and liabilities denominated in foreign currencies.  A decrease in foreign currency denominated monetary assets and liabilities in 2011 resulted in the net increase exchange gain in 2011.

Net Loss

As a result of the above, for the three months ended June 30, 2011, we reported a net loss operating loss before and after income taxes of $999,059.  For the three months ended June 30, 2010 we reported a net loss operating loss before incomes taxes of $5,537,041 and a net loss of $4,974,388 for the reporting period after offsetting a future income tax recovery of $562,653.

We had a future income tax recovery of $562,653 for the three months ended June 30, 2010 as a result of  the reserves established due to our operating loss history and the tax benefits related to our mineral property costs activities.

Basic and Diluted Loss per Share

         The basic and diluted net loss per share was $0.01 and $0.06 for the three months ended June 30, 2011 and 2010, respectively, due to the effect of the results described above as well as the offset of additional shares outstanding in 2011 due to the conversion of promissory notes into shares of common stock.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Revenues

We have not generated any revenues from operations since our inception.

Operating Expenses

We incurred operating expenses in the amount of $6,393,849 for the six months ended June 30, 2011, as compared to operating expenses of $6,966,298 for the six months ended June 30, 2010.  The decrease in our operating expenses for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, is primarily attributable to an decrease in stock-based compensation, exploration costs and investor relations expenditures incurred during the reporting period.

We incurred exploration costs of $610,301 for the six months ended June 30, 2011, and exploration costs of $1,782,390 during the six months ended June 30, 2010.  Exploration costs incurred during the six months ended March 31, 2011 related to preparation for the test mining production as well as for the first steps of new social base line software and permits in anticipation of future full production should the results of the test mining operation be successful. Additionally, we evaluated new areas of the concessions for consideration as the next possible location to expand the test mining production area.  Exploration costs incurred during the six months ended June 30, 2010 were attributable to 100-hole drill program being conducted on the MIKA 2 Concession.

We reported expenses for stock-based compensation of $177,046 for the six months ended June 30, 2011, compared to $1,872,181 for the six months ended June 30, 2010.  The decrease in stock-based compensation is attributable to the cancellation of 3,105,000 stock options during the third and fourth quarters of 2010 and the cancellation of 4,050,000 stock options during the first quarter of fiscal year 2011.

We accrued interest expense of 4,176,399 for the six months ended June 30, 2011, as compared to interest expense of $2,315,014 during the six months ended June 30, 2010.  This significant increase in interest during the reporting period was primarily attributable to interest accrued on the convertible promissory notes incurred in the first quarter of 2011.  In the first quarter of 2011, we incurred accrued interest expense of $4,106,796.  During the six month period ended June 30, 2011, the Company accrued interest of $4,175,576 on the notes of which $4,086,514 is related to amortization of the debt discount.  We anticipate that we will incur reduced interest expense in subsequent reporting periods due to the conversion of promissory notes into shares of common stock during the first quarter of 2011 which is described above.

We incurred investor relations expenses of $101,711 for the six months ended June 30, 2011, compared to $204,957 for the six months ended June 30, 2010.  This decrease in investor relations costs during the six months ended June 30, 2011, as compared to the prior year, is attributable to the elimination of high cost investor relations programs in 2011.

Decreases in operating expenses during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, was offset by increases in interest expense, miscellaneous office expenditures and the write down of mineral property acquisition costs.

We recorded the write down of mineral property acquisition costs in the amount of $430,000 for the six months ended June 30, 2011, as compared to write down of mineral property acquisition costs of $0 for the six months ended June 30, 2010.  During the first quarter of 2011, we recorded a provision for write-down of mineral property costs of $430,000 related to the Saramiriza Properties.  We are actively exploring these properties located in Peru, both directly and indirectly through test mining programs with third parties, and intend to continue to explore these properties to our fullest capabilities.  However, there can be no assurance that we will be able to do so in the future due to the change in business climate and other legal factors.  Consequently, we recorded a provision for write-down of mineral property costs resulting in a carrying value of $0.

We reported miscellaneous office expenditures of $104,452 for the six months ended June 30, 2011, compared to $42,775 for the six months ended June 30, 2010.  This increase is attributable to rent, facilities support, office supplies and materials purchased in support of our operating subsidiary.

Other Items

We reported foreign exchange income of $8,885 for the six months ended June 30, 2011, as compared to foreign exchange gain of $27,476 for the prior year.   The foreign exchange gain or loss results from the translation of monetary assets and liabilities denominated in foreign currencies. A decrease in foreign currency denominated monetary assets and liabilities in 2011 resulted in the net decrease exchange gain in 2011.

We reported a gain on settlement debt of $157,469 for the six months ended June 30, 2011, as compared to $0 for the six months ended June 30, 2010.  The gain on settlement of debt was attributable to the conversion of $7,578,950 in debt owed by us into units at $0.10 per unit in the first quarter of 2011.

Net Loss

As a result of the above, for the six months ended June 30, 2011, we reported a net loss operating loss before and after income taxes of $6,227,495.  For the six months ended June 30, 2010 we reported a net loss operating loss before incomes taxes of $6,938,822 and a net loss of $6,186,602 for the reporting period after offsetting a future income tax recovery of $752,220.

We had a future income tax recovery of $752,220 for the six months ended June 30, 2010 as a result of the reserves established due to our operating loss history and the tax benefits related to our mineral property costs activities.

Basic and Diluted Loss per Share

         The basic and diluted net loss per share for the three months ended June 30, 2011 and 2010 was $0.04 and $0.08, respectively, due to the effect of the results described above as well as the offset of additional shares outstanding in 2011 due to the conversion of promissory notes into shares of common stock.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $54,025 (December 31, 2010 - $4,181) and working capital deficit of $1,609,523 (December 31, 2010 - $3,165,504).

From inception to June 30, 2011, we have not generated any revenue.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $950,900 over the next twelve months.  We anticipate spending approximately $200,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $2,400,000 over the next twelve months in order to maintain our operations at their current level.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  We also anticipate that we may incur significant costs and expenses in connection with an SEC investigation.  We are unable, at this time, to estimate the costs and expenses we may incur or our potential liability resulting from this investigation.   If we are subject to any adverse findings, we could be required to pay damages or penalties or have other remedies imposed on us which could have a material adverse effect on our business and financial condition.  We have no insurance coverage to cover any portion of our defense cost or any amounts that we may be required to pay in connection with the resolution of this investigation.

During the reporting period, we received gross proceeds of $641,000 from sales of equity securities in a private placement.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months even without taking into account to extent to which we may incur significant costs and expenses in connection with an SEC investigation.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We are considering a debt financing, but ultimately believe that it will not be an alternative for funding additional phases of exploration as we do not have limited tangible assets to secure any debt financing.  We presently do not have sufficient available authorized capital to make securing additional financing in the form of equity financing from the sale of our common stock a viable option.  We intend to submit a proposal to our shareholders to amend our Certificate of Incorporation for the purpose of increasing the authorized shares of our common stock, but have not done so yet and can provide no assurance that such proposal would be supporting by our shareholders.  In the absence of such financing, we will not be able to pursue our exploration program and may not be able to maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital within the next twelve months, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  We may consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying our mineral property interests.  We have undertaken efforts to locate a joint venture participant, but there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests.  If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral property interests to the joint venture participant.

Cash Used in Operating Activities

Operating activities for the six months ended June 30, 2011 and 2010 used cash of $1,969,629 and $835,671 respectively, which reflect our recurring operating losses.  Our net losses of $6,227,495 and $6,186,602 for the six months ended June 30, 2011 and 2010, respectively, were the primary reasons for our negative operating cash flow in both years.  Our reporting negative operating cash flows for the six months ended June 30, 2011 was offset by a write down of mineral property costs of $430,000, stock-based compensation of $117,046 and accrued interest of $4,175,576 for the reporting period.

Cash Used in Investing Activities

For the six months ended June 30, 2011, we used $17,527 in investing activities, as compared to $1,567,878 used in investing activities during the six months ended June 30, 2010.  For the six months ended June 30, 2011, we purchased $17,527 in equipment, as compared to the six months ended June 30, 2010, in which we purchased $62,787 in equipment, expended $505,091 in connection with the acquisition of mineral property interests and paid $1,000,000 in connection with our acquisition of 100% of the interest in certain properties n Peru.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  Net cash flows provided by financing activities for the six months ended June 30, 2011 was $2,037,000, as compared to $2,471,250 for the six months ended June 30, 2010.

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

Going Concern

We have incurred net losses for the period from inception on March 6, 2000 to June 30, 2011 of $50,105,184 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Start-up Expenses

We have adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with our formation have been included in our expenses for the period from the date of inception on March 6, 2000 to June 30, 2011.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Michael Stocker, and our Chief Financial Officer, Mr. Peter Wiget.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

Set forth below is a description of changes made in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  These changes were made in an effort to remediate the material weakness in internal control over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Remediation of Material Weaknesses

During the three month period ended June 30, 2011, we took remedial actions to address our previously disclosed material weaknesses in internal control over financial reporting.  Set forth below is a description of the indentified material weaknesses in the Company’s internal control over financial reporting and the remedial actions taken.

Financial Statement Close Process:   Internal controls over the financial statement close process were not effective and represented a material weakness in internal control over financial reporting at December 31, 2010. The primary factors contributing to this material weakness were: (i) a change in accounting personnel during the year, including the Chief Financial Officer, (ii) the Company direct and indirect subsidiaries did not maintain a sufficient complement of personnel with a level of knowledge of the Company’s accounting records and technical competence to ensure proper application of U.S. generally accepted accounting principles, (iii) the Company did not maintain sufficient written policies and procedures, and support.

In response to this material weakness:

(i)	Our Chief Financial Officer has become thoroughly familiar with the operations of the company and its accounting records;
(ii)
Additional accounting and finance resources with the required knowledge and experience have been provisioned to deliver the required services to the company.  These resources are available at both our direct and indirect subsidiaries as well as an additional Certified Public Accountant resource through an outside consulting firm which provides accounting services to the Company;

(iii)	Established and communicated to the accounting and administrative staff of our service providers written policies and procedures to ensure that the financial close process operates effectively:
•	A documented timeline for the monthly, quarterly and yearly financial statement close process which has been communicated to all accounting and management personnel;
•	A documented procedure for the submission of accounting records and supporting documentation from all subsidiary entities; and
•	Policies and procedures regarding the reconciliation and journal entry process to ensure appropriate supporting documentation existed for all significant transactions.

Oversight and Monitoring of Certain International Locations:   During the year end financial statement close process, we concluded that a material weakness continued to exist with regard to our accounting procedures at certain foreign subsidiaries and our corporate oversight and review of these locations as of December 31, 2010.

In response to this material weakness:

(i)
Additional IT systems and procedures have been implemented to ensure the prompt submission of accounting records and supporting documentation by the company’s foreign subsidiaries to the corporate office.

(ii)
Additional accounting and finance resources with the required knowledge and experience have been provisioned to deliver the required services to the company.  These resources are available at both our direct and indirect subsidiaries as well as an additional Certified Public Accountant resource through an outside consulting firm which provides accounting services to the Company;

(iii)	Established and communicated to the accounting and administrative staff of our service providers written policies and procedures to ensure that the financial close process operates effectively:
•	A documented timeline for the monthly, quarterly and yearly financial statement close process which has been communicated to all accounting and management personnel;
•	A documented procedure for the submission of accounting records and supporting documentation from all subsidiary entities; and
•	Policies and procedures regarding the reconciliation and journal entry process to ensure appropriate supporting documentation existed for all significant transactions.

Lack of resources to Manage Financial Close:  As a small company, we historically have retained only a couple outside consultants to provide accounting and finance services.  As a result, we did not have a sufficient complement of personnel with the appropriate level of expertise to assist with the financial close process.

In response to this material weakness:

•
Additional accounting and finance resources with the required knowledge and experience have been provisioned by our service providers to ensure effective and timely delivery of the required services to the company.  These resources are available at both our direct and indirect subsidiaries as well as an additional Certified Public Accountant resource through the outside consulting firm which provides accounting services to the Company

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

During the three months ended June 30, 2011, there have been no material developments in the legal proceedings discussed in our Annual Report on Form 10-K for the period ended December 31, 2010.

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

Goldsands Development Company

Date:	August 16, 2011

By: /s/ Michael Stocker Michael Stocker Title: Chief Executive Officer
Date:	August 16, 2011
By: /s/ Peter Wiget Peter Wiget Title: Chief Financial Officer

GOLDSANDS DEVELOPMENT COMPANY
(the “Registrant”)
(Commission File No. 000-49725)
Exhibit Index
to Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2011

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS *	XBRL Instance Document		X
101.SCH *	XBRL Taxonomy Extension Schema Document		X
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document		X
1.01 LAB *	XBRL Extension Labels Linkbase Document		X
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document		X
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document		X

*   In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.