Form 10-Q
period 2011-09-30
GOLDSANDS DEVELOPMENT CO
filed 2011-11-15
CIK 1168938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2011

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
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                           Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2011
Common Stock, $0.001 par value	190,187,618

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Consolidated Balance Sheet as of September 30, 2011.

F-2	Unaudited Consolidated Statements of Loss and Comprehensive Loss for the three and nine months ended September 30, 2011 and 2010 and from inception on March 6, 2000 to September 30, 2011.

F-3	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and from inception on March 6, 2000 to September 30, 2011.

F-4	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

Goldsands Development Company
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 September 2011	As at 31 December 2010 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	38,094	4,181
Amounts receivable (Note 4)	171,056	110,709
Prepaid expenses	12,476	20,072

	221,626	134,962

Equipment (Note 5)	127,713	159,509

Website development cost (Note 6)	-	4,167

	349,339	298,638

Liabilities

Current
Accounts payable and accrued liabilities (Note 8)	1,736,587	1,969,623
Current portion of convertible promissory notes (Note 13)	124,045	614,466
Loans payable (Note 14)	-	393,312
Due to related parties (Note 9)	209,160	323,065

	2,069,792	3,300,466

Convertible promissory notes (Note 13)	403,425	2,566,986

	2,473,217	5,867,452

Stockholders’ deficiency

Capital stock (Note 11)
Authorized
600,000,000 common shares, par value $0.001 and
50,000,000 preferred shares, par value $0.001
Issued and outstanding
30 September 2011 – 190,187,618 common shares, par value $0.001
31 December 2010 – 88,158,118 common shares, par value $0.001	190,187	88,158
Share subscriptions received in advance	-	240,000
Additional paid in capital	43,073,116	33,448,191
Warrants	5,320,418	4,532,526
Deficit, accumulated during the exploration stage	(50,707,599)	(43,877,689)

	(2,123,878)	(5,568,814)

	349,339	298,638

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 18), Contingencies (Note 19) and Subsequent Event (Note 21)

The accompany notes are an integral part of these consolidated financial statements.

Goldsands Development Company
(An Exploration Stage Company)
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 September 2011	For the three month period ended 30 September 2011	For the three month period ended 30 September 2010	For the nine month period ended 30 September 2011	For the nine month period ended 30 September 2010
	$	$	$	$	$

Expenses
Amortization expense (Notes 5 and 6)	414,949	13,620	21,547	55,113	59,524
Default on oil and gas deposit	25,000	-	-	-	-
Exploration costs (Note 7)	6,101,078	128,988	569,556	702,525	2,351,946
Interest (Notes 9, 13 and 14)	6,513,796	71,241	231,991	4,247,640	2,547,005
Investor relations	2,645,932	42,786	176,218	144,497	381,175
Management fees (Note 10)	1,447,418	123,742	82,628	285,000	283,968
Office and miscellaneous	752,028	60,246	40,930	201,462	83,705
Professional fees	3,582,602	177,872	169,167	650,515	576,530
Rent	196,381	-	11,284	-	20,826
Stock-based compensation (Note 12)	10,875,124	4,850	814,172	181,896	2,686,353
Travel	744,985	33,055	24,911	151,601	117,670
Write-down of equipment (Note 5)	26,611	-	-	-	-
Write-down of mineral property costs (Note 7)	23,041,959	-	527,260	430,000	527,260

Net operating loss before other items	(56,367,863)	(656,400)	(2,669,664)	(7,050,249)	(9,635,962)
	367,863
Other items
Foreign exchange income (loss)	107,245	53,985	5,705	62,870	33,181
Gain on sale of oil and gas property	307,115	-	-	-	-
Gain on settlement of debt (Note 13)	157,469	-	-	157,469	-
Interest income	12,795	-	-	-	-
Provision for potential legal claims (Note 8)	(65,000)	-	-	-	-
Project management fees	60,000	-	-	-	-
Recovery of mineral property costs (Note 7)	210,070	-	-	-	-
Warrant expense (Note 11)	(713,500)	-	-	-	-

	76,194	53,985	5,705	220,339	33,181
Net operating loss before income taxes	(56,335,111)	(602,415)	(2,663,959)	(6,829,908)	(9,602,781)

Future income tax recovery (Note 15)	5,584,070	-	-	-	752,220

Net loss and comprehensive loss for the period	(50,707,599)	(602,415)	(2,663,959)	(6,829,908)	(8,850,561)

Basic and diluted loss per common share		(0.003)	(0.032)	(0.039)	(0.109)

Weighted average number of common shares used in per share calculations		188,364,900	83,066,713	176,712,607	81,232,639

The accompanying notes are an integral part of these consolidated financial statements.

Goldsands Development Company
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 6 March 2000 to 30 September 2011	For the three month period ended 30 September 2011	For the three month period ended 30 September 2010	For the nine month period ended 30 September 2011	For the nine month period ended 30 September 2010
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(50,707,599)	(602,415)	(2,663,959)	(6,829,908)	(8,850,561)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Notes 9, 13 and 14)	6,440,463	71,098	231,991	4,246,675	2,547,005
Amortization (Notes 5 and 6)	414,949	13,620	21,547	55,113	59,524
Contributions to capital by related party expenses (Notes 10 and 16)	15,000	-	-	-	-
Future income tax recovery (Note 15)	(5,584,070)	-	-	-	(752,220)
Warrant expense (Note 11)	713,500	-	-	-	-
Common shares issued for services	24,199	-	-	-	-
Warrants issued for services	25,252	-	-	-	-
Gain on sale of oil and gas property	(307,115)	-	-	-	-
Gain of settlement of debt (Note 13)	(157,469)	-	-	(157,469)	-
Stock-based compensation (Note 12)	10,875,124	4,850	814,172	181,896	2,686,353
Write-down of mineral property costs (Note 7)	23,041,959	-	527,260	430,000	1,443,895
Write-down of equipment (Note 5)	26,611	-	-	-	-
Recovery of mineral property costs (Note 7)	(210,070)	-	-	-	-
Changes in operating assets and liabilities					-
(Increase) decrease in prepaid expenses	(12,476)	2,570	30,377	7,596	5,097
(Increase) decrease in amounts receivable (Note 4)	(136,781)	14,272	(28,117)	(60,348)	8,146
Increase (decrease) in accounts payable and accrued liabilities (Note 8)	1,463,611	707,770	(121,190)	(233,035)	149,450
Increase (decrease) in due to related parties (Note 9)	(361,425)	(523,073)	6,404	78,545	181,034

	(14,436,335)	(311,308)	(1,181,515)	(2,280,937)	(2,522,277)

Cash flows used in investing activities
Acquisition of mineral property interest (Note 7)	(887,842)	-	(327,260)	-	(327,260)
Business acquisition, net of cash received (Note 20)	(2,499,908)	-	-	-	(1,000,000)
Purchase of equipment (Note 5)	(305,715)	(1,623)	(306)	(19,150)	(63,093)
Website development costs (Note 6)	(64,693)	-	-	-	-
Purchase of oil and gas property	(642,006)	-	-	-	-

	(4,400,164)	(1,623)	(327,566)	(19,150)	(1,390,353)

Cash flows from financing activities
Issuance of common shares, net of share issue costs (Note 11)	9,465,035	267,000	2,864,141	1,650,592	3,478,391
Increase in due to related parties (Note 9)	87,304	-	-	-	-
Issuance of warrants (Note 11)	8,237,254	-	-	873,408	-
Convertible debentures (Note 13)	715,000	50,000	-	50,000	-
Loans payable (Note 14)	370,000	-	(462,000)	-	338,000
Share subscriptions received in advance (Note 11)	-	(20,000)	(1,127,000)	(240,000)	(70,000)

	18,874,593	297,000	1,275,141	2,334,000	3,746,391

Increase (decrease) in cash and cash equivalents	38,094	(15,931)	(233,940)	33,913	(166,239)

Cash and cash equivalents, beginning of period	-	54,025	272,826	4,181	205,125

Cash and cash equivalents, end of period	38,094	38,094	38,886	38,094	38,886

Supplemental Disclosures with Respect of Cash Flows (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

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

The Company’s consolidated financial statements as at 30 September 2011 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $6,829,910 for the nine month period ended 30 September 2011 (30 September 2010 – $8,850,561) and has working capital deficit of $1,848,166 at 30 September 2011 (31 December 2010 – $3,165,504).

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
30 September 2011

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

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

Financial instruments

The carrying value of cash and cash equivalents, amounts receivable, accounts payable and amounts due to related parties approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in the U.S. and Peru and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 September 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

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

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception on 6 March 2000 to 30 September 2011.

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
30 September 2011

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

Recent accounting pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its financial statements.

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”.  This update presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As ASU 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011.  The Company does not expect the adoption of this update will have a material effect on its financial statements.

4.            Amounts Receivable

Amounts receivable are non-interest bearing, unsecured and have settlement dates within one year.

Included in amounts receivable is $43,444 related to incidental extracted gold related to the Swiss Agreement (Note 7).

5.             Equipment

			Net Book Value
	Cost	Accumulated amortization	30 September 2011	31 December 2010 (Audited)
	$	$	$	$

Equipment	305,022	177,309	127,713	159,509

During the nine month period ended 30 September 2011, total additions to property and equipment were $19,150 (30 September 2010 – $63,093).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

6.             Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	30 September 2011	31 December 2010 (Audited)

Website development	64,693	64,693	-	4,167

During the nine month period ended 30 September 2011, total additions to website development were $Nil (30 September 2010 – $Nil).

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
b.  Issue 2,000,000 common shares within 5 business days (issued and valued at $1.01 per common share) ; and
c.  Pay an additional $375,000 prior to 28 December 2008 (paid).

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
30 September 2011

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

On 18 January 2011, the Company entered into an Agreement (the “Swiss Agreement”) with Swiss Mining S.A., a limited liability company organized and incorporated under the laws of Peru (“Swiss Mining”).  Pursuant to the Swiss Agreement, Swiss Mining will carry out a test mining operation on the Company’s Peruvian properties.  The test mining operation commenced on 28 March 2011 and was performed at Swiss Mining’s own cost which was expected to be $425,000. All net returns, based on the gold price ranging from $1,300 to $1,500 per ounce, shall first be allocated 30% to the Company and 70% to Swiss Mining until the above mentioned costs of $425,000 is fully covered. Thereafter all revenues from the sale or disposition of ores shall be allocated between the Company and Swiss Mining on a 50/50 basis. The term of the Swiss Agreement shall be 6 months or for so long thereafter as minerals are produced from the Peruvian properties on a continuous basis.

During the nine month period ended 30 September 2011, Swiss Mining S.A. terminated the test mining operations and the Company recorded incidental extracted gold receivable of $43,444 related to the Swiss Mining Agreement (Note 4).

Expenditures related to the Peruvian Gold Sands for the nine month period ended 30 September 2011 consist of business development and project generation of $142,433 (30 September 2010 – $216,845, cumulative – $359,497), camp costs and field supplies of $37,371 (30 September 2010 – $78,927, cumulative – $131,131), drilling of $Nil (30 September 2010 – $123,522, cumulative – $268,816), mapping of  $Nil (30 September 2010 – $Nil, cumulative – $349), rental of $15,898 (30 September 2010 – $11,557, cumulative – $77,505), recovery of expenditures of $43,444 (30 September 2010 - $Nil, cumulative - $43,444), sampling of $Nil (30 September 2010 – $Nil, cumulative – $14,411), taxes and permitting of $Nil (30 September 2010 – $121,009, cumulative – $162,981), transportation and fuel of $93,079 (30 September 2010 – $488,034, cumulative – $990,609), and wages, consulting and management fees of $457,188 (30 September 2010 – $1,312,052, cumulative – $3,371,488).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

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
b.      Pay $250,000 (2,500,000 units issued in lieu of cash payment) (Notes 11 and 16); and
c.      Issue an additional 1,000,000 common shares (issued and valued at $0.18 per common share) (Note 11 and 16).

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

During the nine month period ended 30 September 2011, the Company recorded a provision for write-down of mineral property costs of $430,000 (30 September 2010 – $Nil) (Note 16).

The Company has not conducted exploration activities during the nine month periods ended 30 September 2011 and 2010 on this property.

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

Seabridge Gold Claims

Effective 2 December 2009, the Company entered into a written Letter of Intent with Seabridge Gold Inc. (“Seabridge”) for the exclusive option to acquire a 100% interest in certain mining claims and leasehold interests in Nevada (the “Seabridge Claims”). The Company had until 15 March 2010 to conduct its due diligence (completed) and then, to proceed to enter into a more formal option agreement with Seabridge. Until then, the Letter of Intent remains binding between the parties.

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
30 September 2011

During the year ended 31 December 2010, the Company recorded a provision for write-down of mineral property costs of $527,260 related to the Seabridge Gold Claims (Note 16).

The Company has not conducted exploration activities during the nine month periods ended 30 September 2011 and 2010 on this property.

Atena Gold Project

On 12 December 2007, the Company entered into an assignment agreement (the “Atena Agreement”) to acquire the right to explore and option to purchase the 3,676 hectare Atena Gold Project located in the Salta Province of Argentina. Pursuant to the Atena Agreement, the Company was required to issue 500,000 common shares (issued and valued at $0.70 per common share) and pay $60,000 (paid). The Company could have acquired 100% of the option if it incurred a minimum of $3,740,000 in work commitment expenditures on the property and issue 7,000,000 common shares according to the following schedule:

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

Expenditures related to the Atena Gold Project for the nine month period ended 30 September 2011 consist of business development and project generation of $Nil (30 September 2010 – $Nil, cumulative – $108), camp costs and field supplies of $Nil (30 September 2010 – $Nil, cumulative – $57,011), geochemical of $Nil (30 September 2010 – $Nil, cumulative – $52,621), geology and engineering of $Nil (30 September 2010 – $Nil, cumulative – $8,123), geophysics of $Nil (30 September 2010 – $Nil, cumulative – $8,291), mapping of $Nil (30 September 2010 – $Nil, cumulative – $29,260), taxes and permitting of $Nil (30 September 2010 – $Nil, cumulative – $23,294), transportation and fuel of $Nil (30 September 2010 – $Nil, cumulative – $112,684), trenching of $Nil (30 September 2010 – $Nil, cumulative – $22,139), and wages, consulting and management fees of $Nil (30 September 2010 – $Nil, cumulative – $123,874).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

Cerro Amarillo Property

On 8 January 2008, the Company entered into an assignment agreement with PMSA.  Under the assignment agreement, PMSA assigned to the Company PMSA’s right to explore and option to purchase a 100% interest in Cerro Amarillo Property located in the Province of Mendoza, Argentina.  Pursuant to the terms of the assignment agreement, the Company issued 300,000 common shares (issued and valued at $0.70 per common share) and pay $10,000 (paid).  The Company could have acquired a 100% of the option if it incurred a minimum of $450,000 in work commitment expenditures on the property and issue 2,100,000 common shares according to the following schedule:

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
30 September 2011

During the year ended 31 December 2010 the Company recorded a recovery of mineral property costs of $210,070 related to the Cerro Amarillo property (Note 16).

Expenditures related to the Cerro Amarillo Property for the nine month period ended 30 September 2011 consist of camp costs and field supplies of $Nil (30 September 2010 – $Nil, cumulative – $7,589), geochemical of $Nil (30 September 2010 – $Nil, cumulative – $1,903), geology and engineering of $Nil (30 September 2010 – $Nil, cumulative – $345), taxes and permitting of $Nil (30 September 2010 – $Nil, cumulative – $12,973), transportation and fuel of $Nil (30 September 2010 – $Nil, cumulative – $35,544), and wages, consulting and management fees of $Nil (30 September 2010 – $Nil, cumulative – $66,576).

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

Included in accounts payable and accrued liabilities at 30 September 2011 is $75,000 (31 December 2010 – $75,000) related to a legal claim for the Amira Property (Notes 8 and 19).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

Expenditures related to the Amira, Amira Norte and Esparta II Properties for the nine month period ended 30 September 2011 consist of business development and project generation of $Nil (30 September 2010 – $Nil, cumulative – $18,163), camp costs and field supplies of $Nil (30 September 2010 – $Nil, cumulative – $13,065), geochemical of $Nil (30 September 2010 – $Nil, cumulative – $2,073) property assessment of $Nil (30 September 2010 – $Nil, cumulative – $6,428), transportation and fuel of $Nil (30 September 2010 – $Nil, cumulative – $74,577), and wages, consulting and management fees of $Nil (30 September 2010 – $Nil, cumulative – $100,036).

8.         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities at 30 September 2011 is $45,000 and $20,000 (31 December 2010 – $45,000 and $20,000) related to settlement of legal claims on incidents arising from the mineral property interests and the related legal fees, respectively.

Included in accounts payable and accrued liabilities at 30 September 2011 is $75,000 (31 December 2010 – $75,000) related to a legal claim for the Amira Property (Notes 7 and 19).

Included in accounts payable and accrued liabilities at 30 September 2011 is $27,070 (31 December 2010 – $27,070) related to a legal claim from a vendor of the Company (Note 19).

9.         Due to Related Parties

As at 30 September 2011, the amount due to related parties consists of $185,173 (31 December 2010 – $323,065) payable to directors and former directors of the Company and $23,987 (31 December 2010 – $Nil) payable to companies controlled by shareholders and directors of Maranon.  This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

On 13 October 2010, the Company entered into loan agreements with two directors of the Company for $20,000 cash each.  The principal balances bear interest at a rate of 10% per annum, are unsecured and have no fixed terms of repayment.  On 24 January 2011, the Company issued 410,000 units valued at $41,000 to settle the principal and interest amount of $40,000 and $1,000, respectively (Notes 11 and 16). The balance as at 30 September 2011 consists of principal of $Nil (31 December 2010 – $40,000) and accrued interest of $Nil (31 December 2010 – $1,000).

On 13 October 2010, the Company entered into a loan agreement with a director and officer of the Company for $20,000 cash.  The loan is non-interest bearing, unsecured and has no fixed terms of repayment.  On 24 January 2011, the Company issued 200,000 units valued at $20,000 to settle the principal and interest amount of $20,000 and $Nil, respectively. The balance as at 30 September 2011 consists of principal of $Nil (31 December 2010 – $20,000) and accrued interest of $Nil (31 December 2010 – $Nil) (Notes 11 and 16).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

On 24 January 2011, the Company issued 1,494,500 units valued at $149,450 to settle amounts due to related parties of $151,450 (Notes 11 and 16).

10.          Related Party Transactions

During the nine month period ended 30 September 2011, the Company paid or accrued management and fees of $285,000 (30 September 2010 – $283,968, cumulative – $1,444,078) to directors and officers of the Company and companies controlled by directors and officer.

During the nine month period ended 30 September 2011, the Company paid or accrued professional fees and mineral exploration expenditures of $9,834 (30 September 2010 – $Nil, cumulative – $325,892) to an officer and a company controlled by the officer of the Company.

During the nine month period ended 30 September 2011, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (30 September 2010 – $Nil, cumulative – $12,000) and $Nil (30 September 2010 – $Nil, cumulative – $3,000) respectively.  This amount has been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 16).

11.          Capital Stock

Authorized

The total authorized capital consists of:

•    600,000,000 of common shares with par value of $0.001
•    50,000,000 of preferred shares with par value of $0.001

Issued and outstanding

As at 30 September 2011, the total issued and outstanding capital stock is 190,187,618 common shares with a par value of $0.001 per common share.

On 26 September 2011, the Company issued 500,000 common shares at a price of $0.10 per share for total proceeds of $50,000 upon the exercise of previously outstanding share purchase warrants.

On 26 August 2011, the Company issued 2,170,000 common shares at a price of $0.10 per share for total proceeds of $217,000 upon the exercise of previously outstanding share purchase warrants.

On 24 August 2011, a total of 70,319,500 previously outstanding share purchase warrants expired.

On 31 March 2011, a total of 5,000,000 previously outstanding share purchase warrants were cancelled.

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

On 22 March 2011, the Company issued 6,410,000 units at a price of $0.10 per unit for total proceeds of $641,000.  Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 30 September 2011, 6,160,000 share purchase warrants in this series remain outstanding.

On 10 February 2011, the Company issued 16,160,000 units at a price of $0.10 per unit for total proceeds of $1,616,000.  Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 30 September 2011, 14,210,000 share purchase warrants in this series remain outstanding.

On 27 January 2011, the Company issued 1,000,000 common shares valued at $0.18 per common share pursuant to the Minera Saramiriza Agreement (Notes 7 and 16).

On 24 January 2011, the Company issued 67,500,000 units in relation to the settlement of a portion of the Convertible Promissory Note Agreement of the Company in exchange for the conversion of $6,750,000 in debt at a conversion price of $0.10 per unit. Each unit consists of one share of common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 30 September 2011, no share purchase warrants in this series remain outstanding (Notes 13 and 16).

On 24 January 2011, the Company issued 3,865,000 units in relation to the settlement of the Loan Agreement and the Second Loan Agreement of the Company in exchange for the conversion of $386,500 in debt at a conversion price of $0.10 per unit. Each unit consists of one share of common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 30 September 2011, no share purchase warrants in this series remain outstanding (Notes 14 and 16).

On 24 January 2011, the Company issued 2,500,000 units in relation to the initial 33% option of the Minera Saramiriza Agreement of the Company in exchange for the conversion of $250,000 for an option payment at a conversion price of $0.10 per unit. Each unit consists of one share of common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 30 September 2011, no share purchase warrants in this series remain outstanding (Notes 7 and 16).

On 24 January 2011, the Company issued 1,924,500 units related to amounts due to related parties of the Company in exchange for the conversion of $192,450 in debt at a conversion price of $0.10 per unit. Each unit consists of one share of common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at the price of $0.10 for a period of eight months from the date of issuance. As at 30 September 2011, no share purchase warrants in this series remain outstanding (Notes 9 and 16).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

On 29 September 2010, the Company issued 5,141,421 units at a price of $0.65 per unit for total proceeds of $3,155,892, net of issue cost of $186,025. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.80 up to 29 September 2011 (extended to 29 September 2012) commencing 29 March 2011. As at 30 September 2011, all share purchase warrants in this series remain outstanding.

On 29 September 2010, the Company issued 208,676 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.80 up to 29 September 2011 (extended to 29 September 2012), commencing 29 March 2011. As at 30 September 2011, all share purchase warrants in this series remain outstanding (Note 16).

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

On 13 April 2010, the Company issued 4,000,000 common shares valued at $1.05 per common share pursuant to the Third Peruvian Amendment (Notes 7 and 16).

On 19 March 2010, the Company issued 500,000 common shares valued at $0.81 per common share pursuant to the Minera Saramiriza Agreement (Notes 7 and 16).

On 16 March 2010, the Company issued 391,427 common shares at a price of $0.70 per share for total proceeds of $273,999 upon the exercise of previously outstanding share purchase warrants.

On 1 December 2009, the Company issued 7,533,462 units at a price of $0.65 per unit for total proceeds of $4,686,496, net of issue costs of $210,254. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $1.00 up to 1 December 2010 (extended to 1 December 2011), commencing 1 June 2010. As at 30 September 2011, all share purchase warrants in this series remain outstanding.

On 1 December 2009, the Company issued 315,775 agent compensation warrants for services rendered by a private placement agent.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.00 up to 1 December 2010 (extended to 1 December 2011), commencing 1 June 2010. As at 30 September 2011, all share purchase warrants in this series remain outstanding (Note 16).

On 2 November 2009, the Company issued 2,500,000 common shares valued at $1.18 per common share pursuant to the Second and Third Peruvian Amendments (Notes 7 and 16).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

On 2 September 2009, the Company issued 923,428 units at a price of $0.35 per unit for total proceeds of $323,200. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 2 September 2011 (extended to 2 September 2012), commencing 2 March 2010. As at 30 September 2011, all share purchase warrants in this series remain outstanding.

On 14 August 2009, a total of 5,007,300 previously outstanding share purchase warrants expired.

On 14 August 2009, a total of 350,511 previously outstanding agent compensation warrants expired.

On 9 July 2009, the Company issued 4,129,639 units at a price of $0.35 per unit for total proceeds of $1,445,373. Each unit consist of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at the price of $0.70 up to 9 July 2011 (extended to 9 July 2012), commencing 9 January 2010. As at 30 September 2011, 3,668,927 share purchase warrants in this series remain outstanding.

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

On 17 April 2009, the Company issued 200,000 units at a price of $0.80 per unit for proceeds of $160,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at a price of $0.70 up to 17 April 2010, commencing 17 October 2009.  As at 30 September 2011, none of the share purchase warrants in this series remain outstanding.

On 7 April 2009, a total of 1,009,211 previously outstanding share purchase warrants were cancelled.

On 7 April 2009, a total of 70,645 previously outstanding agent compensation warrants were cancelled.

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

Share Purchase Warrants

The following share purchase warrants were outstanding at 30 September 2011:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.10	14,210,000	0.03
Warrants	0.10	6,160,000	0.14
Agent compensation warrants	1.00	315,775	0.17
Warrants	1.00	7,533,462	0.17
Warrants	0.70	3,668,927	0.77
Warrants	0.70	923,428	0.92
Agent compensation warrants	0.80	208,676	1.00
Warrants	0.80	5,141,421	1.00

		38,161,689

The following is a summary of warrant activities during the year ended 31 December 2010 and the nine month period ended 30 September 2011:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2010	13,102,304	0.88

Granted	5,350,097	0.80
Exercised	(460,712)	0.70
Cancelled	-	-
Expired	(200,000)	0.70

Outstanding and exercisable at 31 December 2010	17,791,689	0.86

Weighted average fair value of warrants granted during the year		0.03

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2011	17,791,689	0.86

Granted	98,359,500	0.10
Exercised	(2,670,000)	0.10
Cancelled	(5,000,000)	0.10
Expired	(70,319,500)	0.10

Outstanding and exercisable at 30 September 2011	38,161,689	0.46

Weighted average fair value of warrants granted during the period		0.11

The weighted average grant date fair value of warrants issued during the nine month period ended 30 September 2011, amounted to $0.11 per warrant (31 December 2010 – $0.03). The fair value of each warrant granted was determined using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

	2011	2010

Risk free interest rate	0.21%	0.27%
Expected life	0.67 years	1.00 year
Annualized volatility	154.11%	101.18%
Expected dividends	-	-

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

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

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

Stock Options

The following incentive stock options were outstanding at 30 September 2011:

	Exercise price	Number of options	Remaining contractual life (years)
	$

Options	1.00	290,000	6.35
Options	0.70	460,000	7.64
Options	1.10	260,000	8.32
Options	0.72	60,000	8.77

		1,070,000

The following is a summary of stock option activities during the year ended 31 December 2010 and the nine month period ended 30 September 2011:

	Number of options	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2010	6,075,000	0.85

Granted	3,300,000	1.08
Exercised	-	-
Cancelled	(4,255,000)	0.87

Outstanding and exercisable at 31 December 2010	5,120,000	0.98

Weighted average fair value of options granted/vested during the year		1.00

Outstanding and exercisable at 1 January 2011	5,120,000	0.98

Granted	-	-
Exercised	-	-
Cancelled	(4,050,000)	1.01

Outstanding and exercisable at 30 September 2011	1,070,000	0.88

Weighted average fair value of options granted/vested during the period		0.16

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

Share Subscriptions Received in Advance

Share subscriptions received in advance consists of $Nil (31 December 2010 - $240,000) cash received by the Company for Nil common shares (31 December 2010 – 2,400,000) that have not yet been issued as at 30 September 2011.

12.       Stock-Based Compensation

During the year ended 31 December 2010, the Company granted 3,090,000 stock options to employees, directors and consultants of the Company, entitling the holders to purchase common shares of the Company for proceeds of $1.10 per common share expiring 22 January 2020, of which 2,490,000 were granted to employees and 600,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the nine month period ended 30 September 2011, estimated using Black-Scholes Option Pricing Model, was $164,313 (30 September 2010 – $1,902,213).  This amount has been expensed as stock-based compensation.

During the year ended 31 December 2010, the Company granted 210,000 stock options to employees, directors and consultants of the Company, entitling the holders to purchase common shares of the Company for proceeds of $0.72 per common share expiring 7 July 2020, of which Nil were granted to employees and 210,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the nine month period ended 30 September 2011, estimated using Black-Scholes Option Pricing Model, was $17,583 (30 September 2010 – $Nil). This amount has been expensed as stock-based compensation.

During the year ended 31 December 2009, the Company granted 5,440,000 stock options to employees, directors and consultants of the Company entitling the holders to purchase common shares of the Company for proceeds of $0.70 per common share expiring 20 May 2019 of which 3,240,000 were granted to employees and 2,200,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the nine month period ended 30 September 2011, estimated using Black-Scholes Option Pricing Model, was $Nil (30 September 2010 – $784,140). This amount has been expensed as stock-based compensation.

A total of 4,050,000 of the previously granted outstanding stock options of the Company were cancelled during the nine month period ended 30 September 2011 (31 December 2010 – 4,255,000).

The fair value of each option was estimated using Black-Scholes Option Pricing Model. The assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy the Company’s stock with contractual terms closest to the expected life of options granted to employees, directors or consultants.

The following assumptions were used for the Black-Scholes valuation of stock options granted/vested:

	2011	2010

Risk free interest rate	2.99%	3.50%
Expected life	9.10 years	9.71 years
Annualized volatility	121.90%	117.62%
Expected dividends	-	-

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

13.          Convertible Promissory Notes

On 8 April 2010, the Company entered into a convertible promissory note agreement (the “Convertible Promissory Note Agreement”) with Temasek valued at $7,000,000 pursuant to the Minera Maranon Agreement (Note 7).  The principal balance bears interest at a rate of 12% per annum payable annually, with principal payable upon maturity.  All unpaid principal, together with any unpaid and accrued interest is due and payable on the date of maturity of 8 April 2013. Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one share of the Company’s common stock and one warrant to purchase one share of the Company's common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit. On 24 January 2011, the Company issued 67,500,000 units valued at $6,750,000 to settle a portion of the principal and interest amount of $6,300,000 and $600,657, respectively, resulting in a gain of $150,657 (Notes 11 and 16).

On 22 September 2011, the Company entered into a convertible promissory note agreement (the “Second Convertible Promissory Note Agreement”) with Temasek valued at $30,000.  The principal balance bears interest at a rate of 12% per annum payable annually, with principal payable upon maturity on 31 October 2012.  The promissory note is convertible, at the option of the holder, into units which consist of one share of the Company’s common stock and one warrant to purchase one share of the Company's common stock at an exercise price of $0.05 per share.  The conversion price per unit is fixed at $0.05 per unit for a term of one year.

On 30 September 2011, the Company entered into a convertible promissory note agreement (the “Third Convertible Promissory Note Agreement”) with DMG Bank Trust Inc. valued at $20,000 pursuant to a private placement agreement.  The principal balance bears interest at a rate of 12% per annum payable annually, with principal payable upon maturity on 31 October 2012.  The promissory note is convertible, at the option of the holder, into units which consist of one share of the Company’s common stock and one warrant to purchase one share of the Company's common stock at an exercise price of $0.05 per share.  The conversion price per unit is fixed at $0.05 per unit for a term of one year.

During the nine month period ended 30 September 2011, the Company accrued interest of $4,246,675 (30 September 2010 – $Nil) of which $4,136,353 (30 September 2010 – $Nil) is related to amortization of debt discount (Note 16).

14.          Loans Payable

On 30 June 2010 (the “Execution Date”), the Company entered into a loan agreement (the “Loan Agreement”) with St. Lawrence Alluvial Services and Logistics Corp. for $320,000 cash.  The principal balance bears interest at a rate of 12% per annum, with interest and principal payable 90 days after the Execution Date. On 24 January 2011, the Company issued 3,350,000 units valued at $335,000 to settle the principal and interest amount of $320,000 and $15,000, respectively (Notes 11 and 16).

On 20 September 2010 (the “Second Execution Date”), the Company entered into a loan agreement (the “Second Loan Agreement”) with Quarry Capital LLC for $50,000 cash.  The principal balance bears interest at a rate of 12% per annum, with interest and principal payable 90 days after the Second Execution Date. On 24 January 2011, the Company issued 515,000 units valued at $51,500 to settle the principal and interest amount of $50,000 and $1,500, respectively (Notes 11 and 16).

The balance as at 30 September 2011 consists of principal and accrued interest of $Nil (31 December 2010 - $370,000) and $Nil (31 December 2010 - $23,312), respectively.

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

15.       Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2011.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for consolidated financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.
The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 September 2011	For the nine month period ended 30 September 2010
	$	$
Deferred tax asset attributable to:
Current operations	2,262,777	3,130,961
Non deductible expenses	(79,815)	(933,330)
Change in valuation allowance	(2,182,962)	(1,445,411)

Future income tax recovery	-	752,220

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

The composition of the Company’s deferred tax assets as at 30 September 2011 and 31 December 2010 is as follows:

	As at 30 September 2011	As at 31 December 2010 (Audited)
	$	$

Net income tax operating loss carryforward	45,131,846	38,538,946

Statutory federal income tax rate	33.55%	33.63%
Effective income tax rate	0.00%	0.00%

Future income tax assets (liabilities)
Tax loss carryforward	15,142,606	12,959,644
Less: Valuation allowance	(15,142,606)	(12,959,644)

Future income tax assets (liabilities)	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2011, the Company has an unused net operating loss carryforward balance of approximately $45,131,846 that is available to offset future taxable income.  This unused net operating loss carryforward balance for income tax purposes expires between the years 2021 to 2031.

16.       Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 30 September 2011	For the three month period ended 30 September 2011	For the three month period ended 30 September 2010	For the nine month period ended 30 September 2011	For the nine month period ended 30 September 2010
	$	$	$	$	$

Cash paid during the period for interest	78,802	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

During the nine month period ended 30 September 2011, director and shareholder of the Company made contributions to capital for management fees and rent of $Nil (30 September 2010 – $Nil, cumulative – $12,000) and $Nil (30 September 2010 – $Nil, cumulative – $3,000), respectively.  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Note 10).

During the nine month period ended 30 September 2011, the Company recorded a total write-down of mineral property expenditures in the amount of $430,000 related to the Saramiriza Properties (Note 7).

During the nine month period ended 30 September 2011, the Company issued 1,000,000 common shares valued at $0.18 per common share pursuant to the Minera Saramiriza Agreement (Notes 7 and 11).

During the nine month period ended 30 September 2011, the Company issued 2,500,000 units valued at $250,000 to settle mineral property option payment (Notes 7 and 11).

During the nine month period ended 30 September 2011, the Company issued 1,924,500 units valued at $192,450 to settle amounts due to related parties (Notes 9 and 11).

During the nine month period ended 30 September 2011, the Company issued 67,500,000 units valued at $6,750,000 to settle a portion of the Convertible Promissory Note (Notes 11 and 13).

During the nine month period ended 30 September 2011, the Company issued 3,865,000 units valued at $386,500 to settle loans payable (Notes 11 and 14).

During the nine month period ended 30 September 2011, the Company accrued interest of $4,246,675 (30 September 2010 – $Nil) of which $4,136,353 (30 September 2010 – $Nil) is related to amortization of debt discount (Note 13).

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
30 September 2011

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

As at 30 September 2011, the carrying amounts of cash and cash equivalents, amounts receivables, accounts payable and amounts due to related parties approximated their estimated fair values because of the short maturity of these financial instruments.

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

The carrying amount of long-term debt and other financing was $403,425.

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

During the nine month period ended 30 September 2011, the Company estimated the fair value of the beneficial conversion feature of the Second Convertible Promissory Note at inception using both the quoted market price of the Company’s common shares and the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate of 0.10%, expected life of 1.11 years, expected volatility of 152% and expected dividends of 0%.  The fair value of the beneficial conversion feature was estimated at $30,000, and was recorded as a component of equity, of which $17,500 would be a Level 1 fair value and $12,500 would be a Level 2 fair value.

During the nine month period ended 30 September 2011, the Company estimated the fair value of the beneficial conversion feature of the Third Convertible Promissory Note at inception using both the quoted market price of the Company’s common shares and the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate of 0.13%, expected life of 1.08 years, expected volatility of 155% and expected dividends of 0%.  The fair value of the beneficial conversion feature was estimated at $20,000, and was recorded as a component of equity, of which $12,308 would be a Level 1 fair value and $7,692 would be a Level 2 fair value.

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations and arises primarily from the Company’s cash and cash equivalents and amounts receivable. The Company manages its credit risk relating to cash and cash equivalents by dealing only with highly-rated US financial institutions.  As at 30 September 2011, amounts receivable was comprised of Value Added Tax receivable in Peru of $127,612 (31 December 2010 – $103,054) and other receivables of $43,444 (31 December 2010 – $7,656).  As a result, credit risk is considered insignificant.

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
30 September 2011

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

The Company is unable to predict the outcome of the SEC investigation at this time.  An estimate of the possible loss related to this matter cannot be made and, as a result, no liability has been accrued as at 30 September 2011.

b.     Included in accounts payable and accrued liabilities at 30 September 2011 is $75,000 (31 December 2010 – $75,000) related to a legal claim for the Amira Property (Notes 7 and 8).

c.     In April 2011, the Company received a formal claim from a vendor of the Company for $27,070 plus interest and court costs related to a lease agreement and services rendered to the Company.  As at 30 September 2011, a total of $27,070 (31 December 2010 – $27,070) was included in accounts payable and accrued liabilities of the Company (Note 8).

Goldsands Development Company
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2011

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

21.          Subsequent Event

Subsequent to the nine month period ended 30 September 2011 to the date the consolidated financial statements were available to be issued on 14 November 2011, the following event occurred:

a.     In October 2011, the Company issued convertible promissory notes valued at $135,000. The principal balances bear interest at a rate of 12% per annum payable annually, with principal payable upon maturity on 31 October 2012.  The promissory notes are convertible, at the option of the holder, into units which consist of one share of the Company’s common stock and one warrant to purchase one share of the Company's common stock at an exercise price of $0.05 per share.  The conversion price per unit is fixed at $0.05 per unit for a term of one year.

b.    On 7 November 2011, the Company issued 13,200,000 stock options.

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

On January 24, 2011, $6,300,000 of the principal of the Convertible Note was extinguished and converted into units (the “Units”) using the conversion price of $0.10 per Unit. Each Unit consists of one (1) share of common stock, par value $0.001 per share (“Common Stock”) and one (1) warrant to purchase one (1) share of Common Stock (“Warrant”). Each Warrant was exercisable for a period of eight (8) months from the date of issuance at a price of $0.10 per share.  The $700,000 remaining principal of the Convertible Note outstanding has a term of three years and accrues interest at a rate of 12% per annum. Interest under the Convertible Note is payable annually and the principal is payable upon maturity. Any interest and principal due under the Convertible Note is convertible (at Temasek's option) into units which consist of one (1) share of our common stock and one (1) warrant to purchase one (1) share of our common stock at an exercise price of $1.10 per share.  The conversion price per unit is fixed at $0.80 per unit.

In connection with our acquisition of an aggregate 100% interest in the Mineral Rights, Temasek is entitled to an annual 2.5% net returns royalty related to the Mineral Rights.

The Mineral Rights are owned by Compañía Minera Marañón S.A.C. (“Minera Marañón”).  Bacon Hill Invest Inc. (“Bacon Hill”), a corporation incorporated under the laws of Panama, owns 999 shares of the 1,000 shares of Minera Marañón that are issued and outstanding.  The single remaining share of Minera Marañón by Temasek as nominee and on trust for our exclusive and sole benefit and interest.  Temasek is obligated at all times to exercise all rights in respect of the share of Minera Marañón it holds strictly in accordance with our instructions.  The acquisition of 100% interest in the Mineral Rights occurred through the transfer by Temasek to us of beneficial ownership of all of the outstanding shares of Bacon Hill.

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

The recently completed test mining production program on our MIKA 2 concession produced the following results: 7920 m3 (10,296 cu. Yards) of gravel were extracted, producing 2445.86g. of raw gold at an average gold grade of 309 mg/m3.  The test mining operation did not result in the production of enough raw gold to provide for Swiss Mining’s ability to recover all of its costs.  Under this circumstance, the Agreement provides that any Net Returns shall be allocated  thirty percent (30%) to us and seventy percent (70%) to Swiss Mining.  As a result, we are entitled to 733.75g of raw gold or its equivalent value in cash.  During the reporting period, Swiss Mining delivered to our indirect subsidiary, Minera Marañón, 263.86g of raw gold and is obligated under the Agreement to make delivery of either the remaining 469.89g of raw gold we are entitled to or the equivalent value in cash.

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

While we have commenced our planned exploration program, we must secure additional financing in order to be able to sustain drilling activity, expand the scope of the foregoing test mining operation and/or commence a Phase III drilling campaign or we will be forced to cease our exploration and development program.  We have undertaken efforts to locate a joint venture participant, but there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests.  To the extent that we are able to located a joint venture participant, we would anticipate that our budget and exploration program would be significantly influenced by the joint venture partner. It is our expectation that a potential joint venture partner would bring in its own know-how and resources to the project. Therefore, the exact nature of any future exploration program (drilling and/or additional test production) remains subject to us finding such a joint venture partner for the project.

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

We caution that we do not presently have sufficient financing to execute on the budget set forth above.  Pursuit of the planned exploration activity budgeted for above is dependent on our ability to secure sufficient financing and no assurance can be provided that we will be successful in securing such financing or locating a joint venture participant.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Revenues

We have not generated any revenues from operations since our inception.

Operating Expenses

We incurred operating expenses in the amount of $656,400 for the three months ended September 30, 2011, as compared to operating expenses of $2,669,664 for the three months ended September 30, 2010.  The substantial decrease in our operating expenses for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, is primarily attributable to a significant decrease in interest expense, stock-based compensation and exploration costs incurred during the reporting period and not having incurred any write down of mineral property costs.

We accrued interest expense of $71,241 for the three months ended September 30, 2011, as compared to interest expense of $231,991 during the three months ended September 30, 2010.  This significant decrease in interest during the reporting period was primarily attributable to the conversion of promissory notes into shares of common stock during the first quarter of 2011 which subsequent to the conversion in the second quarter of 2011 no longer accrued interest, but did accrue interest in the third quarter of 2010.  In April 2010 as part of the consideration required for our acquisition of 100% of the mining and mineral rights underlying the Peru Property, we issued to Temasek Investment Inc. (“Temasek”) a $7,000,000 convertible promissory note (“Convertible Promissory Note”) with interest accruing at a rate of 12% per annum.  In January 2011, an aggregate of $7,578,950 in debt, including $6,300,000 of the initial principal balance evidenced by the Convertible Promissory Note, was extinguished in exchange for the issuance of units (the “Units”) consisting of one (1) share of our common stock, par value $0.001 per share (“Common Stock”) and one (1) warrant to purchase one (1) share of our Common Stock using the conversion price of $0.10 per Unit.  As a result of this exchange of debt for equity, interest expenditures decreased during the reporting period.

We incurred exploration costs of $128,988 for the three months ended September 30, 2011, and exploration costs of $569,556 during the three months ended September 30, 2010.  Exploration costs incurred during the three months ended September 30, 2011 included social work, costs related to field visits of potential joint venture partners and maintaining the local operation in Saramiriza.  Exploration costs incurred during the three months ended September 30, 2010 were attributable to 100-hole drill program being conducted on the MIKA 2 Concession.

We reported expenses for stock-based compensation of $4,850 for the three months ended September 30, 2011, compared to $814,172 for the three months ended September 30, 2010.  The decrease in stock-based compensation is attributable no stock-based compensation being paid during the three months ended September 30, 2011, to the cancellation of 2,955,000 stock options during the third and fourth quarter of 2010 and the cancellation of 4,050,000 stock options during the first quarter of 2011.

We incurred investor relations expenses of $42,786 for the three months ended September 30, 2011, compared to $176,218 for the three months ended September 30, 2010.  This decrease in investor relations costs during the three months ended September 30, 2011, as compared to the prior year, is attributable to the elimination of high cost investor relations programs in 2011.

Decreases in operating expenses during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was partially offset by increases in miscellaneous office expenditures and management fees.  We reported miscellaneous office expenditures of $60,246 for the three months ended September 30, 2011, compared to $40,930 for the three months ended September 30, 2010.  This increase is attributable to rent, facilities support, office supplies and materials purchased in support of our operating subsidiary.

We reported management fees of $123,742 for the three months ended September 30, 2011, compared to $82,628 for the three months ended September 30, 2010.  This increase is attributable to an increase in the amount of services provided by management.

Other Items

We reported foreign exchange gain of $53,985 for the three months ended September 30, 2011, as compared to foreign exchange gain of $5,705 for the prior year.   The foreign exchange gain or loss results from the translation of monetary assets and liabilities denominated in foreign currencies.  A decrease in foreign currency denominated monetary assets and liabilities in 2011 resulted in the net increase exchange gain in 2011.

Net Loss

As a result of the above, for the three months ended September 30, 2011, we reported a net loss operating loss before and after income taxes of $602,415.  For the three months ended September 30, 2010 we reported a net loss operating loss before and after incomes taxes of $2,663,959.

Basic and Diluted Loss per Share

         The basic and diluted net loss per share was $0.003 and $0.032 for the three months ended September 30, 2011 and 2010, respectively, due to the effect of the results described above as well as the offset of additional shares outstanding in 2011 due to the conversion of promissory notes into shares of common stock.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Revenues

We have not generated any revenues from operations since our inception.

Operating Expenses

We incurred operating expenses in the amount of $7,050,249 for the nine months ended September 30, 2011, as compared to operating expenses of $9,635,962 for the nine months ended September 30, 2010.  The decrease in our operating expenses for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, is primarily attributable to an decrease in stock-based compensation, exploration costs and investor relations expenditures incurred during the reporting period and not having incurred any write down of mineral property costs.

We incurred exploration costs of $702,525 for the nine months ended September 30, 2011, and exploration costs of $2,351,946 during the nine months ended September 30, 2010.  Exploration costs incurred during the nine months ended September 30, 2011 related to preparation for the test mining production as well as for the first steps of new social base line software and permits in anticipation of future full production should the results of the test mining operation be successful. Additionally, we evaluated new areas of the concessions for consideration as the next possible location to expand the test mining production area.  Exploration costs incurred during the nine months ended September 30, 2010 were attributable to 100-hole drill program being conducted on the MIKA 2 Concession.

We reported expenses for stock-based compensation of $181,896 for the nine months ended September 30, 2011, compared to $2,686,353 for the nine months ended September 30, 2010.  The decrease in stock-based compensation is attributable to  the cancellation of 2,955,000 stock options during the third and fourth quarters of 2010 and the cancellation of 4,050,000 stock options during the first quarter of fiscal year 2011.

We incurred investor relations expenses of $144,497 for the nine months ended September 30, 2011, compared to $381,175 for the nine months ended September 30, 2010.  This decrease in investor relations costs during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, is attributable to the elimination of high cost investor relations programs in 2011.

We recorded the write down of mineral property acquisition costs in the amount of $430,000 for the nine months ended September 30, 2011, as compared to write down of mineral property acquisition costs of $527,260 for the nine months ended September 30, 2010.  During the first quarter of 2011, we recorded a provision for write-down of mineral property costs of $430,000 related to the Saramiriza Properties.  We are actively exploring these properties located in Peru, both directly and indirectly through test mining programs with third parties, and intend to continue to explore these properties to our fullest capabilities.  However, there can be no assurance that we will be able to do so in the future due to the change in business climate and other legal factors.  Consequently, we recorded a provision for write-down of mineral property costs resulting in a carrying value of $0.

Decreases in operating expenses during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was offset by increases in interest expense and miscellaneous office expenditures.

We accrued interest expense of $4,247,640 for the nine months ended September 30, 2011, as compared to interest expense of $2,547,005 during the nine months ended September 30, 2010.  This significant increase in interest during the reporting period was primarily attributable to interest accrued on the convertible promissory notes incurred in the first quarter of 2011.  In the first quarter of 2011, we incurred accrued interest expense of $4,106,796.  During the nine month period ended September 30, 2011, we accrued interest of $4,246,675 on the notes of which $4,136,353 is related to amortization of the debt discount.  We anticipate that we will incur reduced interest expense in subsequent reporting periods due to the conversion of promissory notes into shares of common stock during the first quarter of 2011 which is described above.

We reported miscellaneous office expenditures of $201,462 for the nine months ended September 30, 2011, compared to $83,705 for the nine months ended September 30, 2010.  This increase is attributable to rent, facilities support, office supplies and materials purchased in support of our operating subsidiary.

Other Items

We reported foreign exchange gain of $62,870 for the nine months ended September 30, 2011, as compared to foreign exchange gain of $33,181 for the nine month period ended September 30, 2010.   The foreign exchange gain or loss results from the translation of monetary assets and liabilities denominated in foreign currencies. An increase in foreign currency denominated monetary assets and liabilities in 2011 resulted in the net increase in exchange gain in 2011.

We reported a gain on settlement debt of $157,469 for the nine months ended September 30, 2011, as compared to $0 for the nine months ended September 30, 2010.  The gain on settlement of debt was attributable to the conversion of $7,578,950 in debt owed by us into units at $0.10 per unit in the first quarter of 2011.

Net Loss

As a result of the above, for the nine months ended September 30, 2011, we reported a net operating loss before and after income taxes of $6,829,908.  For the nine months ended September 30, 2010 we reported a net loss operating loss before incomes taxes of $9,602,781 and a net loss of $8,850,561 for the reporting period after offsetting a future income tax recovery of $752,220.

We had a future income tax recovery of $752,220 for the nine months ended September 30, 2010 as a result of the reserves established due to our operating loss history and the tax benefits related to our mineral property costs activities.

Basic and Diluted Loss per Share

         The basic and diluted net loss per share for the nine months ended September 30, 2011 and 2010 was $0.039 and $0.109, respectively, due to the effect of the results described above as well as the offset of additional shares outstanding in 2011 due to the conversion of promissory notes into shares of common stock.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $38,094 (December 31, 2010 - $4,181) and working capital deficit of $1,845,166 (December 31, 2010 - $3,165,504).

From inception to September 30, 2011, we have not generated any revenue.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $950,900 over the next twelve months.  We anticipate spending approximately $200,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $2,400,000 over the next twelve months in order to maintain our operations at their current level.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  We also anticipate that we may incur significant costs and expenses in connection with an SEC investigation.  We are unable, at this time, to estimate the costs and expenses we may incur or our potential liability resulting from this investigation.   If we are subject to any adverse findings, we could be required to pay damages or penalties or have other remedies imposed on us which could have a material adverse effect on our business and financial condition.  We have no insurance coverage to cover any portion of our defense cost or any amounts that we may be required to pay in connection with the resolution of this investigation.

During the reporting period, we received gross proceeds of $267,000 from sales of equity securities in a private placement.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months even without taking into account to extent to which we may incur significant costs and expenses in connection with an SEC investigation.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We are considering a debt financing, but ultimately believe that it will not be an alternative for funding additional phases of exploration as we do not have limited tangible assets to secure any debt financing. In the absence of such financing, we will not be able to pursue our exploration program and may not be able to maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital within the next twelve months, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  We may consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying our mineral property interests.  We have undertaken efforts to locate a joint venture participant, but there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests.  If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral property interests to the joint venture participant.

Cash Used in Operating Activities

Operating activities for the nine months ended September 30, 2011 and 2010 used cash of $2,280,937 and $2,522,277 respectively, which reflect our recurring operating losses.  Our net losses of $6,829,908 and $8,850,561 for the nine months ended September 30, 2011 and 2010, respectively, were the primary reasons for our negative operating cash flow in both years.  Our reporting negative operating cash flows for the nine months ended September 30, 2011 was offset by a write down of mineral property costs of $430,000, stock-based compensation of $181,896 and accrued interest of $4,246,675 for the reporting period.

Cash Used in Investing Activities

For the nine months ended September 30, 2011, we used $19,150 in investing activities, as compared to $1,390,353 used in investing activities during the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, we purchased $19,150 in equipment, as compared to the nine months ended September 30, 2010, in which we purchased $63,093 in equipment, expended $327,260 in connection with the acquisition of mineral property interests and paid $1,000,000 in connection with our acquisition of 100% of the interest in certain properties n Peru.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our debt and equity securities.  Net cash flows provided by financing activities for the nine months ended September 30, 2011 was $2,334,000, as compared to $3,746,391 for the nine months ended September 30, 2010.

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

Going Concern

We have incurred net losses for the period from inception on March 6, 2000 to September 30, 2011 of $50,707,599 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Start-up Expenses

We have adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with our formation have been included in our expenses for the period from the date of inception on March 6, 2000 to September 30, 2011.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Michael Stocker, and our Chief Financial Officer, Mr. Peter Wiget.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

During the three months ended September 30, 2011, there have been no material developments in the legal proceedings discussed in our Annual Report on Form 10-K for the period ended December 31, 2010.

Item 1A.     Risk Factors.

Not Applicable.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

During the reporting period, we issued a total of 2,670,000 shares of our common stock to fourteen persons who exercised warrants to purchase shares of our common stock that were issued in a prior private placement or in satisfaction of outstanding debt.  These warrants had an exercise price of $0.10 and the aggregate purchase price we received from the exercise of these warrants and the sale of the underlying shares of common stock was $267,000. These shares were offered and sold in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated under the Securities Act.  The investors represented that they were acquiring the shares for investment only and not with a view toward resale or distribution. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to the investors.  The investors were given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these shares by any form of general solicitation or general advertising.

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

Goldsands Development Company

Date:	November 14, 2011
By: /s/ Michael Stocker Michael Stocker Title: Chief Executive Officer
Date:	November 14, 2011
By: /s/ Peter Wiget Peter Wiget Title: Chief Financial Officer

GOLDSANDS DEVELOPMENT COMPANY
(the “Registrant”)
(Commission File No. 000-49725)
Exhibit Index
to Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2011

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